Form 10QSB
period 2004-06-30
Centale, Inc.
filed 2004-11-22
CIK 1297965

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission File No. 0-50863

                                CENTALE, INC.
              ---------------------------------------------
              (Name of Small Business Issuer in its Charter)


            New York                                   22-3621870
 ----------------------------------------------------------------------------
 (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
  incorporation or organization)

                   191 Main Street, East Aurora, NY 14052
                  ----------------------------------------
                  (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (716) 714-7100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [ ]    No [X]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                         November 11, 2004
                         Common Voting Stock: 10,284,000

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]

PART 1 - FINANCIAL INFORMATION

                                 CENTALE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)

                          BALANCE SHEET (UNAUDITED)

                                                      June 30,
                                                        2004
                                                    ------------
ASSETS
 Current Assets
  Cash and Cash Equivalents                           $   59,756
 Other Assets
  Software Technology                                    100,000
                                                       ---------
 Total Assets                                         $  159,756
                                                       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current Liabilities
  Accounts Payable                                    $   25,836
  Accrued Expenses                                         2,950
  Accrued Bonus to Officer                                62,500

 Other Liabilities
  Due to Stockholder                                     100,000
  Note Payable                                            25,000
                                                       ---------
 Total Liabilities                                       216,286

 Stockholders' Equity (Deficit)
  Common Stock:  $.01 Par; 25,000,000
   Shares Authorized 8,704,000 Issued
   and Outstanding                                        87,040
  Preferred Stock:  $.01 Par; 5,000,000
   Shares Authorized, No Shares Issued                         -
  Additional Paid-In Capital                             196,444
  Deficit Accumulated During Development Stage          (340,014)
                                                       ---------
 Total Stockholders' Equity (Deficit)                    (56,530)
                                                       ---------
 Total Liabilities and Stockholders' Equity (Deficit) $  159,756
                                                       =========

The accompanying notes are an integral part of these financial statements.

                                 CENTALE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           (A NEW YORK CORPORATION)

       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)



                                                         Deficit
                         Common Stock                  Accumulated
                      ------------------  Additional     During    Stockholders'
                        Number      Par   Paid-In      Development    Equity
                      of Shares    Value  Capital         Stage      (Deficit)
-------------------------------------------------------------------------------
Balance -
 November 12, 1998            - $       -  $       -     $      -  $        -

Common Stock Issued
 in Exchange for
 Organization
 Expenses             5,304,230    53,042          -            -      53,042

Stock Split Issued
 in the Form of a
 Stock Dividend       1,264,770    12,648          -      (12,648)          -

Expenses Paid by
 Stockholders on
 Behalf of the
 Corporation                  -         -      2,586            -       2,586

Assets Contributed
 to Corporation, Net
 of Related
 Liabilities
 Assumed                      -         -      5,858            -       5,858

Net Loss for the
 Period                       -         -          -      (55,628)    (55,628)
                     --------------------------------------------------------
Balance -
 March 31, 2003       6,569,000    65,690      8,444      (68,276)      5,858

Net Loss for the
 Period (Unaudited)           -         -          -            -           -
                     --------------------------------------------------------
Balance -
 June 30, 2003
 (Unaudited)          6,569,000    65,690      8,444      (68,276)      5,858

Interest Expense on
 Note Payable
 Contributed as
 Capital                      -         -     11,250            -      11,250

Common Stock Issued
 in Exchange for
 Services               185,000     1,850          -            -       1,850

Common Stock Issued
 for Cash             1,375,000    13,750    107,500            -     121,250

Net Loss for the
 Period                       -         -          -     (110,292)   (110,292)
                      -------------------------------------------------------
Balance -
 March 31, 2004       8,129,000    81,290    127,194     (178,568)     29,916

Common Stock Issued
 for Cash               575,000     5,750     69,250            -      75,000

Net Loss for the
 Period                       -         -          -     (161,446)   (161,446)
                      -------------------------------------------------------
Balance -
 June 30, 2004        8,704,000  $ 87,040  $ 196,444   $ (340,014)  $ (56,530)
                      =======================================================

The accompanying notes are an integral part of these financial statements.

                                CENTALE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          (A NEW YORK CORPORATION)

                    STATEMENTS OF OPERATIONS (UNAUDITED)


                               Period of
                               Inception
                          (November 12, 1998)   Three Months Ended June 30,
                           to June 30, 2004        2004            2003
                         --------------------------------------------------
Revenues                     $    1,500        $    1,500      $       -

Expenses
 Advertising Expenses            17,776               250              -
 Consulting Services             96,995            83,850              -
 Insurance Expenses               4,898             2,756              -
 Interest Expense                12,500                 -              -
 Miscellaneous                    2,341             1,281              -
 Office Expenses                 14,814            13,439              -
 Officers Compensation           62,500            37,500              -
 Organization Expenses           50,000                 -              -
 Professional Services           53,136            20,450              -
 Travel Expenses                  2,420             2,420              -
                               --------          --------        -------
 Total Expenses                 317,380           162,946              -

Loss from Continuing
 Operations                    (315,880)         (161,446)             -

Discontinued Operations
 Loss from Discontinued
  Operations                     (5,628)                -              -
 Loss from Disposal of
  Discontinued Operations        (5,858)                -              -
                               --------           -------        -------
Net Loss                     $ (327,366)       $ (161,446)     $       -
                               ========           =======        =======

Earnings (Loss) per Share
 Basic                                         $    (0.02)     $       -
 Fully Diluted                                 $    (0.02)     $       -

Weighted Average Common
 Shares Outstanding
 Basic                                          8,332,750      6,569,000

 Fully Diluted                                  8,332,750      6,569,000


The accompanying notes are an integral part of these financial statements.

                               CENTALE, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        (A NEW YORK CORPORATION)

                   STATEMENTS OF CASH FLOWS (UNAUDITED)

                               Period of
                               Inception
                          (November 12, 1998)   Three Months Ended June 30,
                           to June 30, 2004        2004            2003
                         --------------------------------------------------
Cash Flows from Operating
 Activities

 Net Loss for the Period      $ (327,366)       $ (161,446)      $       -

 Non-Cash Adjustments
  Organizational Expenses
   Paid by Stockholders           53,042                 -               -
  Expenses Paid by
   Stockholders                    2,586                 -               -
  Common Stock Issued for
   Services                        1,850                 -               -
  Loss on Disposal of Assets       5,858                 -               -
  Interest Expense Contributed
   as Capital and Imputed on
   Note Payable                   12,500                 -               -

  Changes in Assets and
   Liabilities:
   Prepaid Expenses                    -             7,708               -
   Accounts Payable and
    Accrued Expenses              91,286            91,286               -

  Net Cash Flows from Operating --------          --------         -------
   Activities                   (160,244)          (62,452)              -
                                --------          --------         -------
Cash Flows from Financing
 Activities
 Proceeds From Note Payable       23,750                 -               -
 Proceeds From Issuance of
  Common Stock                   196,250            75,000               -
                                --------          --------         -------
  Net Cash Flows from Financing
   Activities                    220,000            75,000               -
                                --------          --------         -------
Net Change in Cash and Cash
 Equivalents                      59,756            12,548               -

Cash and Cash Equivalents -
 Beginning of Period                   -            47,208               -
                                --------          --------         -------
Cash and Cash Equivalents -
 End of Period                 $  59,756        $   59,756       $       -
                                ========          ========         =======

The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures
 Interest Paid                 $       -        $        -       $       -
 Income Taxes Paid             $     770        $      770       $       -

Supplemental Disclosure of
 Non-Cash Investing And
 Financing Activities:
 Assets Contributed to
  Corporation, Net of Related
  Liabilities Assumed          $   5,858        $        -       $       -
 Software Technology Acquired
  by Debt                      $ 100,000        $        -       $       -
 Stock Split                   $  12,648        $        -       $       -


The accompanying notes are an integral part of these financial statements.

                                CENTALE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         (A NEW YORK CORPORATION)

NOTES TO FINANCIAL STATEMENTS


Note A - Basis of Presentation

     The interim financial statements of Centale, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement on Form 10-SB.

     The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital, and stock awards.

Note B - Reclassifications

     Certain reclassifications have been made to the financial statement presentation to correspond to the current year's format. Total equity and net income are unchanged due to these reclassifications.

Note C - Common Stock

     During the three months ended June 30, 2004, the Company raised capital through the issuance of 575,000 shares of its common stock for $75,000.

Note D - Employment Agreement

     The company entered into an agreement with Thaddeus A. Wier Jr., a majority stockholder, on February 11, 2004. The agreement granted Wier the position of Chairman of the Board, and in turn provided Wier with assurance of compensation and terms of employment terminating on March 31, 2007 or earlier.

     Wier will be compensated $150,000 per year and will receive a bonus each quarter, equal to his quarterly salary, if the Corporation determines that Wier has achieved the performance criteria set for him from time to time by the Board. Wier will receive a warrant to purchase 1,500,000 shares of the Company's common stock. The exercise and vesting terms have not been met at May 31, 2004. Wier will be entitled to receive health, medical, and disability benefits. The Company has also agreed to provide a life insurance policy with a face amount of $1 million dollars naming his wife as beneficiary. Furthermore, Wier will be provided an automotive allowance, limited to $700 per month, and will be reimbursed for all reasonable business expenses actually incurred.

                               CENTALE, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         (A NEW YORK CORPORATION)


                      NOTES TO FINANCIAL STATEMENTS

Note E - Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $340,014 for the period from date of inception (November 12, 1998) through June 30, 2004.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to raise working capital through equity offerings and future profitable operations.

Note F - Discontinued Operations

     During 1999, the Company discontinued its operations of renting real estate to health facilities. Condensed financial information of the discontinued operations is as follows:


                              Period From The Date
                              of Inception Through
                                 June 30, 2004
                              --------------------
Revenue                          $        -
Total Expenses                        5,628
                                   --------
Net Loss From Discontinued
 Operations                      $    5,628
                                   ========


Assets Disposed                  $    5,858
Liabilities Discharged                    -
                                   --------
Loss on Disposal of Discontinued
 Operations                      $    5,858
                                   ========
Note G - Subsequent Events

     In July 2004 the Company changed its name from Safe Harbour
Health Care Properties, LTD. to Centale, Inc.

     In August 2004, the Company entered into its first license agreement with a client. Through this agreement, the Company allows the client restricted use of the Company's software application "Microsite" for the purpose of developing the software. A non-refundable development fee is payable to the Company by the client. In addition, the client will pay to the Company a monthly hosting fee to allow for download availability on servers provided by the Company. If the client elects to use the Company for service and maintenance services relating to "Microsite", the client will pay the Company its standard hourly fee. A modification to the hosting fee will be required if the client exercises excessive use of bandwidth on the servers provided.

                               CENTALE, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                        (A NEW YORK CORPORATION)

                      NOTES TO FINANCIAL STATEMENTS


Note G - Subsequent Events (continued)

     In August 2004, the Company entered into a marketing service agreement with Corporate Image Bureau ("CIB"), a public relations/advertising firm specializing in the distribution of information about publicly traded or privately held companies.
 The Company agrees to secure compensation to CIB in the amount of $84,000 for services to be performed. The services of CIB will continue until completion, which is expected to occur within 12 months.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     Centale, Inc. continued in its development stage and realized only incidental revenue of $1500 through June 30, 2004. During the quarter ended June 30, 2004 we continued to organize the network of affiliations necessary to enter into the business of developing and distributing the desktop software solutions that we identify as "microsites." Toward that end we engaged consultants and legal and accounting professionals to assist us in maximizing the business opportunities available to us. This activity cost us $162,946 in the quarter and $317,380 since we commenced operations, leading to net losses of nearly those amounts.

     During the next twelve months we intend to focus our activities exclusively on marketing microsites to a number of markets, including our two primary target markets: the financial services industry and the direct response marketing industry. Initially the marketing activities will be carried out by our executive officers. As capital funds become available, we intend to develop an in-house sales staff. We may also contract with independent agents and resellers to market our microsites.

     Our intention is to maintain a relatively small overhead. The only additions to plant and equipment that we anticipate during the next twelve months are expanded office space and such office equipment as will be needed by new staff. The additions to staff that we anticipate during the next twelve months are:

     *  executive management
     *  a controller and bookkeeper;
     *  an administrative assistant; and
     *  additional sales staff.

     The sales staff we add will work primarily on a commission basis. So the only full salaries that we expect to add in the next twelve months will be the executive management that we are currently recruiting and the three administrative personnel identified above. Of course, if our business grows faster than we currently anticipate, we will increase staff as needed to service demand.

Liquidity and Capital Resources

     In this first year of our business, our operations have been funded by the private sale of equity and debt to investors. Through June 30, the total proceeds of these securities offerings were $220,000. Through June 30, we had used $160,244 of those funds, primarily to pay our CEO's salary and professional fees, and to acquire business opportunities related to our core business plan.

     As of June 30, 2004 we had negative working capital and only a modest amount of cash. Because our only payroll is to our officers, we can initiate our business without additional capital infusion. To fund growth, however, we will require additional capital. We will seek to secure the additional capital from institutions and private investors. At the present time, however, no one has committed to provide us any additional funds.

Off-Balance Sheet Arrangements

     Centale is not party to any off-balance sheet arrangements, as defined in the Regulations of the Securities and Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES

     Thaddeus A. Wier, Jr., our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Wier performed his evaluation.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K.

        Reports on Form 8-K.  None

        Exhibits:

        31    Rule 13a-14(a) Certification
        32    Rule 13a-14(b) Certification

                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CENTALE, INC.

Date: November 11, 2004		By: /s/ Thaddeus A. Wier, Jr.
                                    -----------------------------
                                    Thaddeus A. Wier, Jr.
                                    Chief Executive Officer, Chief
                                     Financial Officer, Chief
                                     Accounting Officer