Form 10QSB
period 2004-09-30
Centale, Inc.
filed 2004-11-22
CIK 1297965

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                         Commission File No. 0-50863

                                CENTALE, INC.
                --------------------------------------------
               (Name of Small Business Issuer in its Charter)


              New York                               22-3621870
    ----------------------------------------------------------------------
    (State or Other Jurisdiction of           (I.R.S. Employer I.D. No.)
     incorporation or organization)

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

                         BALANCE SHEET (UNAUDITED)

                                                    September 30, 2004
                                                   --------------------
ASSETS

Current Assets
 Cash and Cash Equivalents                            $   40,630
 Other Assets
  Software Technology                                    100,000
                                                        --------
 Total Assets                                         $  140,630
                                                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
 Accounts Payable                                     $   65,646
 Accrued Expenses                                         12,875
 Accrued Bonus to Officer                                100,000

Other Liabilities
 Due to Stockholder                                      100,000
 Note Payable                                             25,000
                                                        --------
 Total Liabilities                                       303,521

Stockholders' Equity (Deficit)
 Common Stock:  $.01 Par; 25,000,000
  Shares Authorized 8,814,000 Issued and
  Outstanding                                             88,140
 Preferred Stock:  $.01 Par; 5,000,000
  Shares Authorized, No Shares Issued                          -
 Additional Paid-In Capital                              250,344
 Deficit Accumulated During Development Stage           (501,375)
                                                        --------
 Total Stockholders' Equity (Deficit)                   (162,891)
                                                        --------
 Total Liabilities and Stockholders' Equity (Deficit) $  140,630
                                                        ========

The accompanying notes are an integral part of these financial statements.

                               CENTALE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           (A NEW YORK CORPORATION)

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                         Deficit
                         Common Stock                  Accumulated
                      ------------------  Additional     During    Stockholders'
                        Number      Par   Paid-In      Development    Equity
                      of Shares    Value  Capital         Stage      (Deficit)
-------------------------------------------------------------------------------
Balance -
 November 12, 1998            - $       -  $       -     $      -  $        -

Common Stock Issued
 in Exchange for
 Organization
 Expenses             5,304,230    53,042          -            -      53,042

Stock Split Issued
 in the Form of a
 Stock Dividend       1,264,770    12,648          -      (12,648)          -

Expenses Paid by
 Stockholders on
 Behalf of the
 Corporation                  -         -      2,586            -       2,586

Assets Contributed
 to Corporation, Net
 of Related
 Liabilities
 Assumed                      -         -      5,858            -       5,858

Net Loss for the
 Period                       -         -          -      (55,628)    (55,628)
                     --------------------------------------------------------
Balance -
 March 31, 2003       6,569,000    65,690      8,444      (68,276)      5,858

Net Loss for the
 Period (Unaudited)           -         -          -            -           -
                     --------------------------------------------------------
Balance -
 June 30, 2003
 (Unaudited)          6,569,000    65,690      8,444      (68,276)      5,858

Interest Expense on
 Note Payable
 Contributed as
 Capital                      -         -     11,250            -      11,250

Common Stock Issued
 in Exchange for
 Services               185,000     1,850          -            -       1,850

Common Stock Issued
 for Cash             1,375,000    13,750    107,500            -     121,250

Net Loss for the
 Period                       -         -          -     (110,292)   (110,292)
                      -------------------------------------------------------
Balance -
 March 31, 2004       8,129,000    81,290    127,194     (178,568)     29,916

Common Stock Issued
 for Cash               685,000     6,850    123,150            -     130,000

Net Loss for the
 Period (Unaudited)           -         -          -     (322,807)   (322,807)
                      -------------------------------------------------------
Balance -
 September 30, 2004
 (Unaudited)          8,814,000  $ 88,140  $ 250,344   $ (501,375) $ (162,891)
                      =======================================================



The accompanying notes are an integral part of these financial statements.

                               CENTALE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         (A NEW YORK CORPORATION)

                     STATEMENTS OF OPERATIONS (UNAUDITED)



                        Period of           Six Months         Three Months
                        Inception             Ended               Ended
                     to September 30,      September 30,       September 30,
                          2004          2004          2003    2004       2003
--------------------------------------------------------------------------------
Revenues                $   10,200   $   10,200   $      - $    8,700  $     -

Expenses
 Advertising Expenses       19,775        2,249          -      1,999        -
 Consulting Services       109,995       91,850          -      8,000        -
 Insurance Expenses          6,325        4,183          -      1,427        -
 Interest Expense           12,500            -          -          -        -
 Miscellaneous               2,850        1,790          -        509        -
 Office Expenses            25,186       23,811          -     10,372        -
 Officers Compensation     132,446      112,446          -     74,946        -
 Organization Expenses      80,000       30,000          -     30,000        -
 Professional Services      85,618       52,932          -     32,482        -
 Technology Expenses        10,000       10,000          -     10,000        -
 Travel Expenses             2,746        2,746          -        326        -
                         ---------    ---------     ------   --------   ------
Total Expenses             487,441      333,007          -    170,061        -

Loss from Continuing
 Operations               (477,241)    (322,807)         -   (161,361)       -

Discontinued Operations
 Loss from Discontinued
  Operations                (5,628)           -          -          -        -

Loss from Disposal of
 Discontinued Operations    (5,858)           -          -          -        -
                         ---------     --------     ------   --------   ------
Net Loss                $ (488,727)  $ (322,807)   $     - $ (161,361) $     -
                         =========     ========     ======   ========   ======

Earnings (Loss) per Share
 Basic                               $    (0.04)   $     - $   (0.02)  $     -
                                       ========     ======   =======    ======

 Fully Diluted                       $    (0.04)   $     - $   (0.02)  $     -
                                       ========     ======   =======    ======
Weighted Average Common
 Shares Outstanding
  Basic                               8,527,723  6,569,000 8,732,696 6,569,000
                                      =========  ========= ========= =========

  Fully Diluted                       8,527,723  6,569,000 8,732,696 6,569,000
                                      =========  ========= ========= =========



The accompanying notes are an integral part of these financial statements.

                               CENTALE, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         (A NEW YORK CORPORATION)

                   STATEMENTS OF CASH FLOWS (UNAUDITED)



                                 Period of Inception       Six Months Ended
                                 (November 12, 1998)         September 30,
                                to September 30, 2004    2004            2003
                                ---------------------   ----------------------
Cash Flows from Operating
 Activities

 Net Loss for the Period           $  (488,727)        $ (322,807)   $      -

 Non-Cash Adjustments
  Organizational Expenses Paid
   by Stockholders                      53,042                  -           -
  Expenses Paid by Stockholders          2,586                  -           -
  Common Stock Issued in Exchange
   for Services                          1,850                  -           -
  Loss on Disposal of Assets             5,858                  -           -
  Interest Expense Contributed
   as Capital and Imputed on Note
   Payable                              12,500                  -           -

 Changes in Assets and Liabilities:
  Prepaid Expenses                           -              7,708           -
  Accounts Payable and Accrued
   Expenses                            178,521            178,521           -
                                     ---------          ---------      ------
 Net Cash Flows from Operating
  Activities                          (234,370)          (136,578)          -
                                     ---------          ---------      ------

Cash Flows from Financing Activities
 Proceeds From Note Payable             23,750                  -           -
 Proceeds From Issuance of Common
  Stock                                251,250            130,000           -
                                     ---------          ---------      ------
 Net Cash Flows from Financing
  Activities                           275,000            130,000           -
                                     ---------          ---------      ------

Net Change in Cash and Cash
 Equivalents                            40,630             (6,578)          -

Cash and Cash Equivalents -
 Beginning of Period                         -             47,208           -
                                     ---------          ---------      ------
Cash and Cash Equivalents -
 End of Period                     $    40,630        $    40,630    $      -
                                     =========          =========      ======


The accompanying notes are an integral part of these financial statements.

Supplemental Disclosures

 Interest Paid                     $         -        $         -    $      -
 Income Taxes Paid                 $       770        $       770    $      -

Supplemental Disclosure of
 Non-Cash Investing and
 Financing Activities:

  Assets Contributed to
   Corporation Net of
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

Note C - Common Stock

     During the six months ended September 30, 2004, the Company raised capital through the issuance of 685,000 shares of its common stock for $130,000.

Note D - Marketing Agreement

     In August 2004, the Company entered into a marketing service agreement with Corporate Image Bureau ("CIB"), a public relations/advertising firm specializing in the distribution of information about publicly traded or privately held companies. The Company agrees to secure compensation to CIB in the amount of $84,000 for services to be performed. The service of CIB will continue until completion, which is expected to occur within 12 months.

Note E - License Agreement

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

Note F - Employment Agreement

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

Note G - Going Concern

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $501,375 for the period from date of inception (November 12, 1998) through September 30, 2004.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.
 The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to raise working capital through equity offerings and future profitable operations.

Note H - Discontinued Operations

     During 1999, the Company discontinued its operations of renting real estate to health facilities. Condensed financial information of the discontinued operations is as follows:


                                     Period From The Date of
                              Inception Through September 30, 2004
                              ------------------------------------
Revenue                                   $        -
Total Expenses                                 5,628
                                             -------
Net Loss From Discontinued Operations     $    5,628
                                             =======

Assets Disposed                           $    5,858
Liabilities Discharged                             -
                                             -------
Loss on Disposal of Discontinued
 Operations                               $    5,858
                                             =======

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     Centale, Inc. continued in its development stage and realized only incidental revenue of $10,200 through September 30, 2004. During the quarter ended September 30, 2004 we continued to organize the network of affiliations necessary to enter into the business of developing and distributing the desktop software solutions that we identify as "microsites." Toward that end we engaged consultants and legal and accounting professionals to assist us in maximizing the business opportunities available to us. In addition, during the quarter we registered with the Securities and Exchange Commission as a reporting company. We expect that this status will improve our ability to raise necessary capital. All of these activities together cost us $170,061 in expenses during the quarter and $487,441 since we commenced operations, leading to net losses of nearly those amounts.

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

Liquidity and Capital Resources

     In this first year of our business, our operations have been funded by the private sale of equity and debt to investors. Through September 30, the total proceeds of these securities offerings were $275,000. Through September 30, we had used $234,370 of those funds, primarily to pay our CEO's salary the fees of professionals and consultants who are assisting us.

     As of September 30, 2004 we had negative working capital and only a modest amount of cash. Because our only payroll is to our officers, we can initiate our business without additional capital infusion. To fund growth, however, we will require additional capital. We will seek to secure the additional capital from institutions and private investors. At the present time, however, no one has committed to provide us any additional funds.

Off-Balance Sheet Arrangements

     Centale is not party to any off-balance sheet arrangements, as defined in the Regulations of the Securities and Exchange Commission.

ITEM 3. CONTROLS AND PROCEDURES

     Thaddeus A. Wier, Jr., our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of September 30, 2004. Based on his evaluation, he concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to him by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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
                                -------------------------------------
                                Thaddeus A. Wier, Jr. Chief Executive
                                 Officer, Chief Financial Officer,
                                 Chief Accounting Officer