Form 10QSB
period 2004-12-31
Centale, Inc.
filed 2005-02-14
CIK 1297965

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2004

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                         Commission File No. 0-50863

                                 CENTALE, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)


         New York                                        22-3621870
 ---------------------------------------------------------------------------
 (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
  incorporation or organization)

                    191 Main Street, East Aurora, NY 14052
                    --------------------------------------
                   (Address of Principal Executive Offices)

                   Issuer's Telephone Number: (716) 714-7100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    No  [X]


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                             February 10, 2005
                             Common Voting Stock: 16,275,000

Transitional Small Business Disclosure Format (check one):   Yes    No  [X]

PART 1 - FINANCIAL INFORMATION


                                 CENTALE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           BALANCE SHEET (UNAUDITED)
                              DECEMBER 31, 2004


ASSETS
Current Assets:
 Cash and Cash Equivalents                $   184,453

Fixed Assets:
 Furniture, Fixtures and Equipment             3,681
 Less Accumulated Depreciation                  (102)
                                            --------
 Net Furniture, Fixtures and Equipment         3,579

Other Assets:
 Software Development                        150,000
 Software Technology                         100,000
 Less Accumulated Amortization               (12,500)
                                            --------
 Net Other Assets                            237,500
                                            --------

Total Assets                              $  425,532
                                            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                         $   42,727
 Accrued Expenses                                469
 Demand Loan Payable - Stockholder           125,000
                                            --------
Total Current Liabilities                    168,196

Other Liabilities:
 Note Payable - Stockholder                   25,000
                                            --------
Total Liabilities                            193,196

Stockholders' Equity:
 Common Stock: $.01 Par, 25,000,000
  Shares Authorized 16,375,000 Shares
  Issued and Outstanding                     163,750
 Preferred Stock: $.01 Par, 5,000,000
  Shares Authorized No Shares Issued               -
 Additional Paid-In Capital                  746,934
 Deficit Accumulated During Development
  Stage                                     (678,348)
                                            --------
Total Stockholders' Equity                   232,336
                                            --------
Total Liabilities and Stockholders'
 Equity                                   $  425,532
                                            ========




The accompanying notes are an integral part of these financial statements.

                               CENTALE, INC.
                      (A DEVELOPMENT STAGE COMPANY)

               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             DECEMBER 31, 2004

                                                         Deficit
                          Common Stock                   Accumulated
                     -----------------------  Additional During       Stockholders'
                    Number of                  Paid-In    Development  Equity
                     Shares         Value     Capital    Stage        (Deficit)
                   ----------------------------------------------------------------

Balance -
November 12, 1998             -   $      -  $       -  $        -     $         -

Common Stock Issued
 in Exchange for
 Organization
 Expenses             5,304,230     53,042          -           -          53,042

Stock Split Issued
 in the Form of a
 Stock Dividend       1,264,770     12,648          -     (12,648)              -

Expenses Paid by
 Stockholders on
 Behalf of the
 Corporation                  -          -      2,586           -           2,586

Assets Contributed
 to Corporation,
 Net of Related
 Liabilities Assumed          -          -      5,858           -           5,858

Net Loss for the
 Period                       -          -          -     (55,628)        (55,628)
                      -----------------------------------------------------------
Balance - March 31,
 2003                 6,569,000     65,690      8,444     (68,276)          5,858

Net Loss for the
 Period (Unaudited)           -          -          -           -               -
                      -----------------------------------------------------------
Balance - December
 31, 2003 (Unaudited) 6,569,000     65,690      8,444     (68,276)          5,858

Interest Expense on
 Note Payable
 Contributed as
 Capital                      -          -     11,250           -          11,250

Common Stock Issued
 in Exchange for
 Services               185,000      1,850          -           -           1,850

Common Stock Issued
 for Cash             1,375,000     13,750    107,500           -         121,250

Net Loss for the
 Period (Unaudited)           -          -          -    (110,292)       (110,292)
                      -----------------------------------------------------------
Balance - March
 31, 2004             8,129,000     81,290    127,194    (178,568)         29,916

Common Stock Issued
 for Cash             1,326,000     13,260    431,740           -         445,000

Common stock issued
 in exchange for
 note payable         1,000,000     10,000     90,000           -         100,000

Common Stock Issued
 in Exchange for
 Services             5,920,000     59,200     98,000           -         157,200

Net Loss for the
 Period (Unaudited)           -          -          -    (499,780)       (499,780)
                     ------------------------------------------------------------
Balance - December
 31, 2004
 (Unaudited)         16,375,000   $163,750   $746,934   $(678,348)     $  232,336
                     ============================================================



The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF OPERATIONS (UNAUDITED)


                       Period from Date
                         of Inception        Nine Months Ended       Three Months Ended
                      (November 12, 1998)       December 31,            December 31,
                     to December 31, 2004   2004           2003     2004            2003
                   ----------------------------------------------------------------------

Revenues                  $   36,200       $   36,200   $       -  $   26,000   $     -

Expenses:
 Advertising                  20,459            2,933           -         684         -
 Amortization                 12,500           12,500           -      12,500         -
 Consulting Services         327,608          289,463           -      85,165         -
 Depreciation                    102              102           -         102         -
 Insurance                     9,180            7,038           -       2,855         -
 Interest                     15,819            3,319           -       3,319         -
 Miscellaneous                11,891           10,831           -       9,042         -
 Office Expenses              48,448           48,071           -      23,262         -
 Officers' Compensation       44,200           44,200           -      44,200         -
 Organization Expenses        80,000           30,000           -           -         -
 Professional Services        96,280           63,595           -      10,663         -
 Salaries and Wages            1,556            1,556           -       1,556         -
 Technology Services          11,885           11,885           -       1,885         -
 Travel                       10,599           10,600           -       7,853         -
                           ---------         --------      ------    --------    ------
 Total Expenses              690,527          536,093           -     203,086         -

Loss from Continuing
 Operations                 (654,327)        (499,893)          -    (177,086)

Discontinued Operations
 Loss from Discontinued
  Operations                  (5,628)               -           -           -         -
 Loss from Disposal of
  Discontinued Operations     (5,858)               -           -           -         -
                           ---------         --------      ------    --------    ------
Loss from Operations        (665,813)        (499,893)          -    (177,086)        -

Other Income                     113              113           -         113         -
                           ---------         --------      ------    --------    ------
Net Loss for the Period   $ (665,700)      $ (499,780)  $       -  $ (176,973)  $     -
                           =========         ========      ======    ========
Earnings (Loss) Per Share:
 Basic                    $    (0.05)      $        -   $   (0.01) $        -
 Fully Diluted            $    (0.05)      $        -   $   (0.01) $        -

Weighted Average Common
 Shares Outstanding:
 Basic                                     10,790,077   6,569,000  13,561,308 6,569,000
 Fully Diluted                             10,790,077   6,569,000  13,561,308 6,569,000



  The accompanying notes are an integral part of these financial statements.

                                CENTALE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   Period from Date
                                     of Inception           Nine Months Ended
                                 November 12, 1998 to          December 31,
                                   December 31, 2004       2004          2003
                                -----------------------------------------------

Cash Flows from Operating
 Activities:
 Net Loss for the Period            $  (665,700)          $ (499,780)   $    -
 Non-Cash Adjustments:
  Depreciation and Amortization          12,602               12,602         -
  Organizational Expenses Paid by
   Stockholders                          53,042                    -         -
  Expenses Paid by Stockholders           2,586                    -         -
  Common Stock Issued in Exchange
   for Services                          59,050               57,200         -
  Loss on Disposal of Assets              5,858                    -         -
  Interest Expense Contributed
   As Capital                            12,500                    -         -
  Demand Loan Issued in Exchange for
   Accrued Bonus to Officer             125,000              125,000         -
 Changes in Assets and Liabilities:
  Prepaid Expenses                            -                7,708         -
  Accounts Payable and Accrued Expenses  43,196               43,196         -
                                        -------             --------    ------
 Net Cash Flows from Operating
  Activities                           (351,866)            (254,074)        -

Cash Flows from Investing Activities:
 Acquisition of Software
  Development Costs                     (50,000)             (50,000)        -
  Acquisition of Furniture,
   Fixtures and Equipment                (3,681)              (3,681)        -
                                       --------             --------    ------
 Net Cash Flows from Investing
  Activities                            (53,681)             (53,681)        -

Cash Flows from Financing Activities:
 Proceeds from Note Payable              23,750                    -         -
 Proceeds from Issuance of Common
  Stock                                 566,250              445,000         -
                                       --------             --------    ------
 Net Cash Flows from Financing
  Activities                            590,000              445,000         -

Net Change in Cash and Cash
 Equivalents                            184,453              137,245         -

Cash and Cash Equivalents -
 Beginning of Period                          -               47,208         -
                                       --------            ---------    ------
Cash and Cash Equivalents -
 End of Period                      $   184,453           $  184,453    $    -
                                       ========            =========    ======

Supplemental Disclosures
 Interest Paid                      $         -           $        -    $    -
 Income Taxes Paid                  $       770           $       770   $    -

Supplemental Disclosure of Non-
 Cash Investing and Financing
 Activities:
 Acquisition of Software
  Development Costs via
  issuance of Common Stock          $   100,000           $   100,000   $    -
 Acquisition of Software
  Technology via issuance
  of Note Payable                   $   100,000           $   100,000   $    -
 Assets Contributed to
  Corporation Net of Related
  Liabilities Assumed               $     5,858           $         -   $    -
 Conversion of Note Payable into
  Common Stock                      $   100,000           $   100,000   $    -
 Stock Split                        $    12,648           $         -   $    -



  The accompanying notes are an integral part of these financial statements.

                                CENTALE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

The financial statements of Centale, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement on Form 10-SB.

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

     Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation. The reclassifications made to the prior period have no impact on the net income (loss), or overall presentation of the financial statements.

Note B - Summary of Significant Accounting Policies

     Property, Equipment and Depreciation

Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over estimated useful lives as follows:

     Computer Equipment                               3 Years

Impairment of Assets

The Company evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated discounted future cash flows associated with them. At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

Note C - Intangible Assets

     During the nine months ended December 31, 2004, the Company acquired Software Development and Software Technology intangible assets. The Company is amortizing the cost of such intangible assets over their estimated useful lives of 5 years, using the straight line method. Estimated annual amortization expense for the five years succeeding December 31, 2004 is as follows:

       2005      2006       2007       2008       2009
     ---------------------------------------------------
     $ 50,000   $50,000    $50,000    $50,000    $37,500

                                CENTALE, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

Note D - Licensing Agreements

The Company has entered into licensing agreements with a number of customers for the Company's Catalyst EV(tm) software application. The Company will receive hosting and development fees, based on the terms of the individual agreements.

Note E - Common Stock
During the nine months ended December 31, 2004, the Company raised capital through the issuance of 1,326,000 shares of its common stock for $ 445,000.

Note F - Marketing Agreement - Corporate Image Bureau

In August 2004, the Company entered into a marketing service agreement with Corporate Image Bureau ("CIB"), a public relations/advertising firm specializing in the distribution of information about publicly traded or privately held companies. The Company agrees to secure compensation to CIB in the amount of $84,000 for services to be performed. The service of CIB will continue until completion, which is expected to occur within 12 months or extended until completion.

Note G - Advisory Agreement

The Company entered into an agreement with Thaddeus A. Wier, Jr., a
majority stockholder, on   November 9, 2004.  The agreement grants
Wier the position of advisor to the Board of Directors and to the Company's Chief Executive Officer and President. A termination agreement also dated November 9, 2004 (see note G-1) supersedes a prior employment agreement between Wier and the Company dated February 11, 2004. The Company will pay Wier a fee of $20,000 for each month in the term of this agreement. The fee will be due and payable on the first business day of each calendar month, commencing on December 1, 2004. In the event the Company fails to make any monthly payment due within 10 days after written notice of default, then on that 10th day, the fee payable for all months remaining in the term of the agreement shall become immediately due and payable. In addition, the Company will purchase a universal life insurance policy on Wier's life, which will pay to the beneficiaries designated by Wier, a death benefit of $1,000,000 in the event of Wier's death. The Company will pay all premiums on said policy when due throughout the term of the agreement. Wier is also entitled to receive health, medical and disability benefits made available to executive employees of the Company. The Company shall provide to Wier an automobile, including automobile insurance coverage. The automobile will be selected by Wier and will be replaced every 3 years with a new vehicle. The vehicle will be limited to a cost, exclusive of insurance costs, of $700 per month.
 Wier will also be reimbursed for all reasonable business expenses incurred. The term of this agreement commences on November 9, 2004 and will terminate on October 31, 2006, unless earlier terminated by either a 10 day written notice from Wier or by the Company for reasonable cause. In consideration of this agreement, Wier agreed to a Covenant Not to Compete, subject to specific conditions.

     * Note G-1 - Termination Agreement

The termination agreement between the Company and Wier took effect on November 9, 2004 and terminated the existing employment agreement between the parties. Also on that date, Wier resigned from his position on the Company's Board of Directors, with certain conditions. Upon the execution of this agreement, the Company executed to Wier a demand promissory note in the principal amount of $125,000 with interest at 8% per annum. The note represents salary and bonus accrued under the employee agreement but unpaid. Wier exercised his option, detailed in section 2 (c) of the employee agreement, to convert his $100,000 fee into one million shares of the Company's common stock, effective on the effective date. Section 3 (c) of the employment agreement was eliminated and a provision was added to the Warrant. Wier was also granted certain registration rights regarding a public sale by Wier of the Company's common stock.

                                 CENTALE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

     *   Note G-2 - Sales Agency Agreement

On November 9, 2004, the Company entered into an agreement with Wier, (the agent), whereas the Company is engaged in the business of developing and licensing Web-based desktop software applications and the "agent" wishes to market the applications. Wier will be compensated based on a percentage of gross revenue defined as 10% during the term of the advisory agreement between the Company and the Agent; 50% after termination of the Advisory Agreement

Note H - Employee Agreements

Patrick T. Parker
     The Company entered into an agreement with Patrick T. Parker on
November 11, 2004.   The agreement granted Parker the position of
Chairman and Chief Executive Officer. Parker will be compensated $240,000 per year. No salary will accrue or be payable to Parker with respect to the first 90 days of service under this agreement, except that Parker will be paid salary at his stated rate for any calendar month in those first 90 days during which the Company realizes net income in excess of $50,000. Salary will accrue from and after the 91st day after the effective date. In addition, Parker will receive income and revenue based bonuses in accordance with the terms stated in the employee agreement. The Company will pay health insurance premiums not to exceed $700 per month and disability/life insurance premiums subject to conditions stated within the agreement. Parker will be reimbursed for all reasonable business expenses incurred. On the effective date of this agreement, the Company granted Parker 3,520,000 shares of restricted stock on the terms set forth within the agreement. The term of this agreement shall terminate on October 31, 2007 unless earlier terminated by Parker or the Company under certain restrictions as stated in the agreement.

Juan Ferreira
     The Company entered into an agreement with Juan Ferreira on November 10, 2004. The agreement granted Ferreira the position of President and Chief Financial Officer. Ferreira will be compensated $90,000 per year. In addition, Ferreira will receive sales commissions based on commissions earned by employees of the Company. On the effective date of the agreement, the Company granted to Ferreira 900,000 shares of restricted stock on the terms set forth within the agreement.
Ferreira will be reimbursed for all reasonable business expenses incurred and the Company will provide an automobile allowance of $700 per month. The effective date of this agreement is the date that is 5 business days after the funding date. The funding date is the date on which the amount of capital contributed in cash to the Company after the date of the agreement equals or exceeds $400,000. The Company will give Ferreira notice of the effective date on the funding date.
The term of this agreement shall terminate on November 30, 2007 unless earlier terminated by Ferreira or the Company under certain restrictions as stated in the agreement.

Note I - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $678,348 for the period from date of inception (November 12, 1998) through December 31, 2004.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company plans to raise working capital through equity offerings and future profitable operations.

                                CENTALE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

Note J -Discontinued Operations

During 1999, the Company discontinued its operations of renting real estate to health facilities. Condensed financial information of the discontinued operations is as follows:


                                                          Period From
                                                            Date of
                                                           Inception
                                                      (November 12, 1998)
                                                            Through
                                                       December  31, 2004
                                                     ---------------------

             Revenue                                        $       -
             Total Expenses                                     5,628
                                                               ------
             Net Loss From Discontinued Operations              5,628
                                                               ======

             Assets Disposed                                    5,858
             Liabilities Discharged                                 -
                                                               ------
             Loss on Disposal of Discontinued Operations    $   5,658
                                                               ======

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     Centale, Inc. continued in its development stage and realized only $36,200 in revenue through December 31, 2004. During the quarter ended December 31, 2004 we continued to organize the network of affiliations necessary to enter into the business of developing and distributing the desktop software solutions that we market under the trademark "Catalyst EV(tm)." Toward that end we engaged consultants and legal and accounting professionals to assist us in maximizing the business opportunities available to us. In November we also expanded our management team by adding a new CEO and a COO, as well as four new members of the Board of Directors. In addition, during the quarter we commenced filing regular reports with the Securities and Exchange Commission. . All of these activities together cost us $203,086 in expenses during the quarter and $690,527 since we commenced operations, leading to net losses of nearly those amounts.

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

     Liquidity and Capital Resources

     In this first year of our business, our operations have been funded by the private sale of equity and debt to investors. Through December 31, the total proceeds of these securities offerings were $590,000. Through December 31, we had used $405,457 of those funds, primarily to pay the salaries of our management and the fees of professionals and consultants who are assisting us.

     As of December 31, 2004 we had working capital of only $16,257. Included in our current liabilities, however, a demand note of $125,000 due to our largest shareholder. Since he is not expecting payment in the immediate future, that amount of cash is also available for our current requirements. Because our only payroll is to our officers, we can initiate our business without additional capital infusion. To fund growth, however, we will require additional capital. We will seek to secure the additional capital from institutions and private investors. At the present time, however, no one has committed to provide us any additional funds.

     Off-Balance Sheet Arrangements

     Centale is not party to any off-balance sheet arrangements, as defined in the Regulations of the Securities and Exchange Commission.

ITEM 3.  CONTROLS AND PROCEDURES

     Patrick Parker, our Chief Executive Officer, and Juan Ferreira, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2004. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which the officers performed their evaluation.

PART II   -   OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K.

     Reports on Form 8-K.

     November 11, 2004 -- Item 5.02 Departure of Directors or Principal
      Officers; Election of Directors; Appointment of
     Principal Officers -- Item 5.03  Amendment to Bylaws

     Exhibits:

     31      Rule 13a-14(a) Certification
     32      Rule 13a-14(b) Certification

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CENTALE, INC.

Date: February 14, 2005                  By: /s/ Patrick T. Parker
                                         --------------------------
                                         Patrick T. Parker, Chief
                                          Executive Officer

Date: February 14, 2005                  By: /s/ Juan Ferreira
                                         -----------------------------------
                                         Juan Ferreira, Chief Financial
                                          Officer, Chief Accounting Officer