Form 10KSB
period 2005-03-31
Centale, Inc.
filed 2005-06-29
CIK 1297965

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended March 31, 2005.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File No. 0-50863

                                 CENTALE, INC.
             ----------------------------------------------------
                (Name of Small Business Issuer in its Charter)

      New York                                              22-3621870
------------------------------------------------------------------------------
(State or other jurisdiction                       (I.R.S. Employer ID Number)
 of incorporation or organization)

          6700 N. Andrews Avenue, Suite 605, Ft. Lauderdale, FL 33309
          -----------------------------------------------------------
                   (Address of principal executive offices)

         Issuer's Telephone Number, including Area Code: 754-224-3300

	Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:
          -----------------------------------------------------------
                     Common Stock, $.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $ 78,200.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates as of June 27, 2005 was unpriced.

As of June 27, 2005 the number of shares outstanding of the Registrant's common stock was 17,556,000 shares, $.01 par value.

   Transitional Small Business Disclosure Format:  Yes [ ]  No  [X]

                 DOCUMENTS INCORPORATED BY REFERENCE: None

            FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "plans to," "estimates," "projects," or similar expressions. These forward-looking statements represent Management's belief as to the future of Centale. Whether those beliefs become reality will depend on many factors that are not under Management's control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors That May Affect Future Results." Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

                                  PART 1

Item 1.  Business

     Centale was incorporated in 1998. In 1999 it began business as an owner of nursing homes. That business had failed by 2000, and Centale was dormant until 2004.

     In February 2004 Centale began to develop and implement its current business plan. To date we have accomplished Phase I of the plan:
Centale now markets desktop software solutions based on our proprietary technology. In Phase II of our plan we intend to acquire complementary technologies and businesses, in order to establish Centale as a full service technology provider. In Phase III of the plan Centale will enter into the field of online marketing, utilizing its inventory of Internet domain names, which now number in excess of 450. Finally, Phase IV of the plan consists of integrating our applications business with our online marketing. The synergy of these two missions lies in our ability to utilize the data captured by our software applications to implement online targeted marketing programs.

     Our Technology

     Centale's cornerstone technology is a customized desktop software application that we call the "Catalyst EV(tm)." The Catalyst EV(tm) was developed to capitalize on the growing internet community that, according Nielson, numbers 201,661,159 users in the U.S. alone. Pew Internet and American Life estimates that there are 500,000,000 desktops in the U.S. and that the average individual now spends more time on the computer than on any other medium such as television, radio or print.

     The Catalyst EV(tm) is produced for us on an exclusive basis by Netsmartz LLC, an international software design firm. The founder of Netsmartz LLC sits on our Board of Directors. We market the Catalyst EV(tm) to entities employing or wishing to employ Web-based communication with their clientele and/or end users.

     Our Catalyst EV(tm) is a desktop communications platform that is programmable, interactive, and can be distributed either as a downloadable hyperlink on a website, or as an e-mail attachment. It resides, after download, on the end user's computer desktop. Through the Catalyst EV(tm) our clients can establish 1-to-1 "real-time" communication direct to the end user's desktop 24/7 in audio, video, rich media, animation, and/or text. We can customize the Catalyst EV(tm) to satisfy the particular communication needs of each customer. Catalyst EV(tm) can be a platform for whatever text, graphics or functions a customer wants to communicate directly through the desktops of its end users. The Catalyst EV(tm) enables our customer to capture the prime position on its end users' computer desktops. For customers with a dedicated clientele, the Catalyst EV(tm) renders both mail and email obsolete as media for mass communication to their client base.

     Marketing

     We market the Catalyst EV(tm) through a multi-tiered network, with each tier targeted to a specific category of customer:

     - Our senior management has responsibility for marketing to potential customers who already control a large percentage of the traffic on the Internet. For example, we are currently under contract to provide a Catalyst EV(tm) to Forbes.com, which ranks eighth in usage among Websites. This contract was negotiated by our senior management because it offers us the opportunity for a mass distribution of our software, and the related boost to our marketing efforts.

     - We have a specific sales group within our staff dedicated to marketing to the financial community. This target market, with its need for continual real-time communication with its clientele, has specific requirements that can be met by Catalyst EV(tm), and offers Centale specific opportunities for dissemination of our brand.

     - We have a staff of in-house sales personnel, currently numbering 13, who are responsible for closing sales to Website sponsors introduced by our prospectors. The potential customers for this staff include any Website sponsor wishing to intensify its relationship with its clientele.

     - We have 14 outside sales representatives. These are independent contractors whose task is to introduce Catalyst EV(tm) to potential customers, then assign the qualified leads to our in-house sales staff. Because we compensate our sales representatives with a royalty on sales to leads they introduce, they permit us expansive marketing without a commitment of our capital.

     - We have executed 32 sales agency agreements. These are with advertising agencies, direct marketing companies, and others involved in developing marketing programs, who will integrate the Catalyst EV(tm) into the programs they develop for their online clients. Our relationships with these resellers give us a presence throughout the Internet marketing community.

     Backlog

     Our current backlog consists of firm orders from 15 clients. The contracts will produce $414,500 in development fees when we deliver the Catalyst EVs(tm). At this time last year we had no backlog.

     Employees

     We currently employ 18 individuals, all of whom are on a full-time basis. 13 of our employees are dedicated to marketing, 2 are graphic
artists, and 3 are involved in management.   None of our employees
belongs to a collective bargaining unit.

Item 2.  Properties

     Centale rents its executive officers in Ft. Lauderdale, Florida under a lease that expires on December 31, 2007. Centale is required to pay a monthly rental of $5,159 and to reimburse the lessor for certain expenses. Centale's total monthly lease expense averages approximately $9,000.

     Centale occupies an office in East Aurora, New York that is provided rent-free by one of Centale's shareholders.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                 PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     (a) Market Information

     The Company's common stock has never been publicly traded.

     (b) Shareholders

     Our shareholders list contains the names of 151 registered stockholders of record of the Company's Common Stock.

     (c)  Dividends

     The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.
The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

     (d)  Sale of Unregistered Securities

     During the 4th quarter of the year ended March 31, 2005 Centale sold 471,000 shares of common stock to a total of eleven investors. The shares were sold for $471,000 in cash. The sale was exempt pursuant to
Section 4(6) of the Act since the sale was made to accredited investors and pursuant to Section 4(2) of the Act since the sale was made pursuant to Rule 506. There were no underwriters.

     In March 2005 Centale issued 15,000 shares of common stock to a non-affiliated party. The shares were issued in compensation for the introduction of potential investors to Centale. The shares were valued at $1.00 per share, which was the most recent purchase price for the shares prior to the issuance. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and was acquiring the shares for his own account. There were no underwriters.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal year 2005.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     Centale began to organize its business in February 2004. During the twelve month period that ended on March 31, 2005 we were primarily engaged in developing our business plan, recruiting executive management and a sales staff, and organizing the network of affiliations necessary to maximize the market potential of our Catalyst EV(tm). Toward that end we engaged consultants and legal and accounting professionals to assist us in maximizing the business opportunities available to us. In November we also expanded our management team by adding a new CEO and a COO, as well as four new members of the Board of Directors. In addition, during the third quarter of fiscal 2005 we commenced filing regular reports with the Securities and Exchange Commission. These events provide the platform for the full-scale launch of our business that is scheduled for the summer of fiscal 2006.

     Our initial marketing efforts commenced on a limited basis in the summer of 2004. As a result of these efforts, there were six clients to whom we delivered Catalyst EV(tm) during the fiscal year that ended on March 31, 2005. From those sales we realized $75,000 in revenue. $49,000 of that revenue was attributable to the Catalyst EV(tm) that we delivered to Corporate Image Bureau in exchange for its commitment to provide us investor relations services. We valued those services at Corporate Image Bureau's customary contract rate for comparable services. Subsequently, the President of Corporate Image Bureau, Juan Ferreira, became Centale's President and Chief Operations Officer. We expect that in the future we will at times similarly exchange our technology for services that are valuable to our business, be they marketing services, technology services, finance services, or services useful to us as a public company. Our contract with Forbes.com, for example, provides for us to receive special advertising placements on the Forbes.com Website.

     To achieve the $78,200 in total revenue, we paid our software developer $52,510. This yielded a gross margin on our fiscal 2005 sales of $25,690 or 33%. We expect our gross margin ratio to increase steadily during the next two years for two reasons. First, we are structuring our client licenses to permit us to reuse most of the technology that we develop to our client's order. This will afford us an inventory of applications that we can market to new customers with modest development expense attached. The second reason why we expect margins to increase is that our licenses usually include annual fees. Our contracts to date, for example, include a total of $132,000 in annual license and usage fees. Our direct costs attendant to those annual fees will be very low.

     Because our efforts during fiscal 2005 were focused on developing the infrastructure and network of relationships necessary to support a nationwide product launch, our most significant expenses during fiscal 2005 were consulting fees and professional fees. The largest portion of our $383,463 consulting fee expense was paid to Centale's founder for his services in organizing our business plan and initiating its implementation in a publicly-held company. We have a continuing obligation to pay $20,000 per month for our founder's consulting services until March 2008. We also expect to continue to incur other consulting fees during the next few years in order to obtain the specific expertise necessary for us to enter into the full range of markets that our business plan contemplates.

     The professional fees of $122,422 that we incurred during fiscal 2005 primarily consist of accounting and bookkeeping fees. We have outsourced most of our bookkeeping function in order to obtain quality bookkeeping services without committing funds to a complete financial
function at this early stage of our business.   We also incurred
substantial accounting and legal expense in connection with the efforts required to become an SEC reporting company, and the initial reports that we filed. These expenses will continue to be significant in the near future as the rapid growth of our business will entail the need for considerable legal and accounting experience. The ratio of these expenses to our revenue will reduce dramatically, however, as our full-scale operations yield a dramatic increase in revenue.

     Our business activities during fiscal 2005 resulted in $944,173 in total expenses. Besides the specific items discussed above, most of this expense was related to the creation and staffing of our Ft. Lauderdale office, and our initial marketing efforts. Our Ft. Lauderdale office is now fully-functional and well-staffed; so we do not expect our office expenses to increase significantly in the near future. Our marketing expenses, however, will increase as much as our available cash permits, since it is our plan to devote all available resources to the task of capturing the attention of the Internet community and placing Catalyst EV(tm) on as many desktops as possible during the next 18 months. Toward that end we have already obtained 15 new contracts representing $414,500 in development fees. Included in that number, is a $100,000 development fee committed by Forbes.com for the Catalyst EV(tm) that Forbes.com intends to distribute to its subscribers. We expect that distribution to give our marketing efforts a substantial boost, as it will notify the Internet community of the value that an industry leader like Forbes.com sees in our product.

     We are currently negotiating with a number of individuals and companies holding technology that is complementary to ours. We expect one or more of these acquisitions to be completed during the second quarter of fiscal 2006. We are targeting acquisitions that are likely to have a significant effect on our revenue. At the same time, these acquisitions may effect a substantial revision to the make-up of our expenses, as well as to our expectations regarding gross and net margins.

     Liquidity and Capital Resources

     In this first year of our business, our operations were funded primarily by the private sale of equity and debt to investors. During fiscal 2005, the total proceeds of these securities offerings was $920,000. Through March 31, 2005 we had used most of those funds for our operations. On March 31, 2005 we had $138,646 in cash remaining on hand.
 In the same period, however, we had managed to remain fairly current in paying our debts. As a result, our balance sheet showed $99,443 in working capital at March 31, 2005.

     Since the end of fiscal 2005, we have obtained an additional $593,000 from the sale of our common stock. At the present time, however, our "burn-rate" for cash is nearly $200,000 per month, as we are committing our cash to a variety of marketing initiatives. Therefore we continue to actively seek investment capital, and expect to issue more of our common stock for this purpose in the coming months. At the present time, however, no one has committed to provide us any additional funds.

     Application of Critical Accounting Policies

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for fiscal year 2005, there were two estimates made which were
(a) subject to a high degree of uncertainty and (b) material to our results. The first was our determination, explained in Note B to the Financial Statements that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry-forward. The primary reason for the determination was our lack of certainty as to whether Centale would carry on profitable operations in the future. The second material estimate, explained in Note C to our financial statements, was our determination that the software technology that we acquired during fiscal 2005 will have a useful life of five years. Based on that determination, we are amortizing the expenses we incurred in acquiring and developing that technology over a five year period.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2005.

     Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had a material effect on the Company's financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R "Share-Based
Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for fiscal years beginning after December 15, 2005. The Standard may adversely affect the Company's results of operations if the Company issues a material amount of capital stock for services, as it did during fiscal year 2005.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

     Risk Factors That May Affect Future Results

     You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the market value of our common stock to decline, and you could lose all or part of your investment.

     OUR BUSINESS IS IN ITS DEVELOPMENT STAGE, AND IS SUBJECT TO ADVERSE FUTURE EVENTS THAT WE MAY NOT HAVE FORESEEN.

     Even though Centale is an operating business, it is still considered to be a development stage company. Our operations to date have not been sufficient to provide a secure basis for determining the viability of our business plan. Any number of future events could hinder us in implementing the business plan, including those mentioned in this Report as well as risks that we cannot foresee due to our lack of experience in this business.

     OUR TECHNOLOGY COULD BE REPLICATED BY COMPETITORS.

     The technology captured within the Catalyst EV(tm) is the result of five years of development by Centale and its predecessors. However, a sophisticated software development company could replicate our technology today in a matter of months. If a large software distributor undertook direct competition with us, its superior capital resources could hinder or defeat our efforts to capture a significant market position.

     WE RELY ON OUTSOURCING FOR DESIGN AND DEVELOPMENT.

     Centale employs only two individuals in its design staff. We do not have any engineers or programmers on our payroll. Most of the design and all of the development services required to fulfill our contracts are performed by companies under contract to us - primarily Netsmartz LLC, whose founder is a member of our Board of Directors. Because there are many qualified software developers available, we believe that outsourcing this part of our business is cost-efficient and provides us the flexibility to rapidly modify our products and services as the market demands. On the other hand, the outsourcing process opens us up to several risks, including delays in fulfilling our contracts, delays in obtaining necessary technology, and potential loss of our trade secrets. Since our success will depend on our ability to capture a substantial position in the Internet community by promptly delivering a quality application to our clients, our lack of direct control over the individuals responsible for the development could damage that effort.

     WE DEPEND ON A FEW KEY INDIVIDUALS TO IMPLEMENT OUR BUSINESS PLAN.

     Our business plan is being implemented primarily through the efforts of our two senior officers: Patrick T. Parker, our CEO, and Juan
C. Ferreira, our COO. They develop the programs to implement the business plan, supervise the marketing efforts, personally carry out high-level marketing efforts, and are responsible for investigating potential acquisitions and negotiating the agreements. Should either of them leave the Company for any reason, or become unable to carry out his responsibilities, the implementation of our business plan would be delayed, which could doom it to failure.

     OUR PROGRAM OF ACQUISITIONS WILL EXPOSE US TO THE RISKS THAT COME FROM ACQUIRING BUSINESSES THAT WE DID NOT DEVELOP.

     We are currently negotiating with a number of individuals and companies that have technologies and businesses complementary to ours.
We expect to acquire one or more of these technologies and/or businesses. These acquisitions will require us to invest our capital and personnel resources toward integrating the acquired business with our own. If there are impediments to that integration that we do not foresee or are not able to overcome, the acquisition could interfere with the implementation of our core business plan.

Item 7.  Financial Statements

     The Company's financial statements, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 14 of this Form 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable

Item 8A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Patrick T. Parker, our Chief Executive Officer, and Juan C. Ferreira, our Chief Financial Officer, carried out an evaluation of the effectiveness of Centale's disclosure controls and procedures as of March 31, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Centale in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Centale is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Messrs. Parker and Ferreira concluded that Centale's system of disclosure controls and procedures was effective as of March 31, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Centale's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Centale's internal control over financial reporting.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are listed in the table below. Messrs. DeYoung, Gray and Keller have submitted to the Company their resignations from their positions as members of the Board, which are effective when the Board elects three individuals to fill the vacancies. The new Board members have not yet been determined or elected.

                                                                     Director
Name                     Age   Position with the Company             Since
-------------------------------------------------------------------------------
Patrick T. Parker        50    Chairman, Chief Executive Officer       2004

Juan C. Ferreira         46    President, Chief Financial Officer,
                                Director                               2004

Manjeet Dhariwal         32    Chief Technology Officer, Director      2004

Jon DeYoung              52    Director                                2004

Daniel T. Robbie         44    Director                                2004

Bruce Gray               56    Director                                2004

Kenneth Keller           50    Director                                2004

Sterling Shepperd        30    Vice President, Secretary                  -

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Patrick T. Parker. Mr. Parker joined Centale as CEO in November 2004. Mr. Parker's prior career was focused on the application of new media to the investment banking industry. Mr. Parker started his career as an investment banker with Prudential-Bache and then Smith Barney, where he was involved in financing entertainment projects. That experience led to fourteen years of involvement in the use of entertainment media to generate sales leads. Mr. Parker was employed for the past nine years as Senior Vice President and Director of Media Relations for Barkley Financial, a commodities broker in South Florida. During the same period Mr. Parker was also employed as CEO of Business Image Group, Inc., which produced direct response television and radio ads, as well as President of PTP Associates d/b/a Pathways to Profit Inc., an advertising agency production company.

     Juan C. Ferreira. Mr. Ferreira joined Centale as Chief Operating Officer in November 2004. From 1999 until joining Centale, Mr. Ferreira was employed as owner and manager of Corporate Image Bureau, an investor relations, consulting firm serving small cap issuers. During the same period Mr. Ferreira published The E Street Journal, a subscription-based electronic newsletter. Prior to organizing Corporate Image Bureau, Mr. Ferreira was employed for six years as an executive with a company specializing in investors relations. Prior to working in investor relations, Mr. Ferreira was employed for ten years in the commodity futures and securities trading industry.

     Manjeet Dhariwal became Centale's Chief Technology Officer in June 2004, when Centale entered into its Software Development Agreement with Netsmartz LLC. Mr. Dhariwal has been employed by Netsmartz LLC since 2000, and is currently its Chief Executive Officer. Netsmartz has six locations in the United States and India, and is engaged in the business of designing and developing software solutions and providing related services such as hosting. Prior to joining Netsmartz, Mr. Dhariwal was employed as Senior Director of Business Planning by Global Crossing. Mr. Dhariwal will provide services to Centale on a part-time, as needed basis.

     Jon DeYoung has owned and managed Advanced Safety Systems, a division of Atlantic Tales, Inc., for over 27 years. Advanced Safety Systems is engaged in the business of developing and implementing fire protection systems. In that position, Mr. DeYoung has successfully negotiated over $70 million in contracts, notably for General Electric facilities in Europe and the Philippines and for the Epcot Center. Mr. DeYoung is the past President and Director of several trade organizations.

     Daniel T. Robbie. Mr. Robbie is currently engaged in overseeing his investment portfolio. From 2000 to 2001 Mr. Robbie was President of Tek 21, Inc., a software developer located in Buffalo, NY. From 1984 until 1994 Mr. Robbie was employed by the Miami Dolphins, most recently (1990-1994) as President of Joe Robbie Stadium and Executive Vice President of the Dolphins. While with the Dolphins, Mr. Robbie was responsible for sales, marketing and promotions for the Miami Dolphins, as well as all aspects of the operations of Joe Robbie Stadium (the first totally privately financed stadium in the U.S.).

     Bruce Gray. Mr. Gray has been employed as Chief Executive Officer or Chief Operations Officer for over three years by Creditors
Interchange, Inc., which is located in Cheektowaga, NY. Prior to that employment, Mr. Gray spent over twenty years in various employment capacities in the debt resolution industry.

     Kenneth Keller. Mr. Keller has been employed since 1989 by Arric Corp., a company involved in asbestos abatement. He is currently a Vice President of Arric. Mr. Keller is also the President of Keller
Associates, which is involved in management consulting for companies engaged in waste services.

     Sterling Shepperd. Mr. Shepperd has been the Vice President of Centale since July 2004, and had served as a consultant to Centale since February 2004. From June 2003 through November 2003 Mr. Shepperd was the Sales Manager for JMT Solutions, LLC, which was engaged in the business of direct response marketing in Palm Bay, Florida. From 1999 until he joined JMT Solutions, Mr. Shepperd was employed by DanMark, Inc., an organization engaged in direct response marketing. Mr. Shepperd served as Sales Manager and Trainer for two of DanMark's offices.

Audit Committee

     The Board of Directors has not appointed an Audit Committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the Board of Directors because the Company has only recently commenced a significant level of financial operations.

Code of Ethics

     The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because it has only recently acquired a significant number of members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2005, except that each member of the Board of Directors failed to file a Form 3.

Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by Centale to Patrick T. Parker, its Chief Executive Officer, for services rendered in all capacities to the Company during the year ended March 31, 2005. Mr. Parker was elected to that position on November 11, 2004. There were no other executive officers whose total salary and bonus for the fiscal year ended March 31, 2005 exceeded $100,000.

                                        Compensation
                        Year       Salary          Stock
                        --------------------------------------
Patrick T. Parker       2005      $20,000(1)      $38,116 (2)

___________________________

(1) Represents compensation for the period from November 11, 2004 through March 31, 2005.

(2) Represents the value of shares granted to Mr. Parker under the terms of his employment agreement that has been amortized during the period from November 11, 2004 through March 31, 2005.

     Employment Agreements

     Patrick T. Parker. Centale is party to an employment agreement with Patrick T. Parker, its Chief Executive Officer. The agreement terminates on October 31, 2007. The agreement provides that Centale will pay Mr. Parker a salary of $240,000 per year. Centale will also pay Mr. Parker a bonus equal to his salary for the quarter after each fiscal quarter in which Centale realizes net income in excess of $300,000. Centale will also pay Mr. Parker a bonus after each year in which Centale's gross revenue exceeds a threshold. The bonus will equal the percentage of gross revenue associated with that threshold as follows:

                                             Applicable
                     Threshold               Percentage
                   ------------              ----------
                   $  7,000,000                  3%
                   $  8,000,000                  4%
                   $  9,000,000                  5%
                   $ 10,000,000                  6%
                   $ 25,000,000                 7.5%

     In connection with his employment, Centale issued 3,520,000 restricted shares of common stock to Mr. Parker. Mr. Parker, for his part, assigned to Centale a database of the email addresses of over 100,000 active investors, collected on an opt-in basis, and fourteen Internet domain names.

     Juan C. Ferreira. Centale is party to an employment agreement with Juan C. Ferreira, its President, Chief Operations Officer and Chief Financial Officer. The agreement terminates on November 30, 2007. The agreement provides that Centale will pay Mr. Ferreira a salary of $90,000 per year and a sales override equal to one-sixth of the total sales commissions earned by Centale's employees. In connection with his employment, Centale issued 900,000 restricted shares of common stock to Mr. Ferreira.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended March 31, 2005 and those options held by him on March 31, 2005.

                      Option Grants in the Last Fiscal Year
                                                              Potential
                         Percent of                           realizable
           Number of     total options                        value at assumed
           securities    granted to                           annual rates of
           underlying    employees     Exercise               appreciation of
           option        in fiscal     Price      Expiration  for option term
Name       granted       year          ($/share)  Date          5%    10%
-------------------------------------------------------------------------------
P. Parker    0             N.A.            N.A.       N.A.          0      0

                       Aggregated Fiscal Year-End Option Values

              Number of securities underlying  Value of unexercised in-the-money
              unexercised options at fiscal    options at fiscal year-end ($)
Name          year-end (#) (All exercisable)   (All exercisable)
--------------------------------------------------------------------------------
Patrick T. Parker         0                                  0

     Remuneration of Directors

     Centale has not adopted any policy regarding compensation of members of the Board of Directors, and has not paid any cash remuneration to any member of the Board. However, in November 2004 Centale issued 50,000 shares of common stock to each of its outside directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     *  Patrick T. Parker, our Chief Executive Officer

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 17,556,000 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

     In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

                                 Amount and Nature
Name and Address                 of Beneficial                Percentage
of Beneficial Owner(1)           Ownership                    of Class
----------------------------------------------------------------------------
Patrick T, Parker                  5,193,000(2)                29.6%
Juan C. Ferreira                   1,123,000                    6.4%
Jack Dhariwal                        200,000(3)                 1.1%
Jon DeYoung                        1,207,000                    6.9%
Daniel Robbie                        298,400                    1.7%
Kenneth Keller                       879,250(4)                 5.0%
Bruce Gray                           175,000(5)                 1.0%

All officers and directors as
 A group (8 persons)               9,275,000                   52.8%

Donna Wier                         1,730,000(6)                 9.9%
 1699 Sweet Road
 East Aurora, NY 14052

Jan & Beverly Fisher               1,150,000                    6.6%
 15 Bannock Court
 Suffern, NY 10901
_____________________________

(1) The address of each shareholder, unless otherwise noted, is c/o Centale, Inc. 6700 N. Andrews Ave., Suite 605, Ft. Lauderdale FL 33309.

(2) Includes 60,000 shares owned by Mr. Parker's spouse and 5,000 shares owned by his daughter.

(3) Includes 200,000 shares owned by Netsmartz LLC, of which Mr. Dhariwal is a member.

(4)  Includes 45,000 shares owned by Mr. Keller's minor sons.

(5)  Includes 125,000 shares owned by Mr. Gray's spouse.

(6) Includes 289,800 shares owned by Ms. Wier's minor children or by Ms. Wier as custodian for her minor children. Does not include 1,500,000 shares subject to a Common Stock Purchase Warrant held by Ms. Wier, which is described below.

Common Stock Purchase Warrant

     Centale has issued a common stock purchase warrant to Donna Wier. The warrant permits her to purchase 500,000 shares when the paid-in capital reflected on the Company's balance sheets exceeds $1,000,000 - that condition has been met. The warrant permits her to purchase an additional 500,000 shares when the paid-in capital on the Company's balance sheets exceeds $2,000,000, and an additional 500,000 shares when Centale's common stock is listed on NASDAQ or a national securities exchange. The exercise price is $.20 per share. The warrant may not be exercised, however, to purchase shares that would cause Ms. Wier to have beneficial ownership of more than 9.9% of Centale's outstanding common stock. Since Ms. Wier, on the date of this report, owned 9.9% of Centale's outstanding stock, she is on this date unable to exercise the warrant.

Arrangements Among Shareholders

     Stock Pledge Agreement. In June 2005 five individuals (Patrick T. Parker, Juan Ferreira, Jon DeYoung, Bonnie Philipps and Kenneth Keller) purchased 2,000,000 shares of Centale common stock from Thaddeus A. Wier, Jr. They gave Mr. Wier $250,000 and a non-recourse promissory note in the principal amount of $2,070,000. The note is payable in four installments, the last installment being due in December 2005. To secure the debt, the purchasers pledged 2,284,000 shares of Centale common stock. Their pledge agreement with Mr. Wier provides that in the event of a default under the promissory note, Mr. Wier may exercise the rights of a secured creditor with respect to the pledged shares or may take the pledged shares in satisfaction of the note. Mr. Wier's spouse, Donna Wier, is the owner of 1,730,000 Centale shares.

     Pooling Agreement. The five individuals who purchased 2,000,000 shares from Mr. Wier at the same time entered into a Pooling Agreement, pursuant to which they authorized Patrick T. Parker to negotiate private sales of those shares for the purpose of raising funds to satisfy the promissory note due to Mr. Wier. In the event that Mr. Parker wishes to sell any of the shares for a price less than $1.16 per share, he must obtain the consent of three other parties to the Pooling Agreement.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2005.

                                                              Number of
                                Number of                     securities
                                securities      Weighted      remaining
                                to be           average       available
                                issued upon     exercise      for future
                                exercise of     price of      issuance
                                outstanding     outstanding   under
                                options,        options,      equity
                                warrants        warrants,     compensation
                                and rights      and rights    plans
                           -----------------------------------------------
Equity compensation
 plans approved by
 security holders.........              0            --            0

Equity compensation
 plans not approved by
 security holders(1)......              0            --            0


                                  -------       -------       ------
 Total....................              0            --            0
                                  =======       =======       ======

Item 12.  Certain Relationships and Related Transactions

     None.

Item 13.  Exhibit List

     (a) Financial Statements

     Report of Independent Registered Public Accounting Firm

     Balance Sheets - March 31, 2005 and 2004

     Statements of Changes in Stockholders' Equity - Years ended March 31, 2005 and 2004 and Period from Inception
      (November 12, 1998) to March 31, 2005

     Statements of Operations - Years ended March 31, 2005 and 2004 and
      Period from Inception (November 12, 1998) to March 31, 2005

     Statements of Cash Flows -  Years ended March 31, 2005 and 2004 and Period from Inception (November 12, 1998) to March 31, 2005

     Notes to Financial Statements

     (b) Exhibit List

3-a Certificate of Incorporation, as amended - filed as an exhibit to the Registration Statement on Form 10-SB (File No.: 000-50863) and incorporated herein by reference.

3-b Amended and Restated By-laws - filed as an exhibit to the Company's Current Report on Form 8-K dated November 11, 2004 and incorporated herein by reference.

10-a Software Development Agreement with Netsmartz LLC dated July 1,
     2004 - filed as an exhibit to the Registration Statement on Form 10-SB (File No.: 000-50863) and incorporated herein by reference.

10-b Employment Agreement - Patrick T. Parker dated November 11, 2004
     - filed as an exhibit to the Company's Current Report on Form 8-K dated November 11, 2004 and incorporated herein by reference.

10-c Employment Agreement - Juan C. Ferreira dated November 10, 2004 - filed as an exhibit to the Company's Current Report on Form 8-K dated November 11, 2004 and incorporated herein by reference.

10-d Secured Note dated June 2, 2005 given by Patrick T. Parker, Juan
     Ferreira, Jon DeYoung, Bonnie Philipps and Kenneth Keller to
     Thaddeus A. Wier, Jr.

10-e Stock Pledge Agreement dated June 2, 2005 among Patrick T.
     Parker, Juan Ferreira, Jon DeYoung, Bonnie Philipps and Kenneth Keller, Thaddeus A. Wier, Jr. and Robert Brantl, Esquire.

10-f Second Amended and Restated Common Stock Purchase Warrant issued by Centale, Inc. to Donna A. Wier on June 2, 2005.

21   Subsidiaries - none

31-a Rule 13a-14(a) Certification - Patrick T. Parker

31-b Rule 13a-14(a) Certification - Juan C. Ferreira

32   Rule 13a-14(b) Certifications

Item 14. Principal Accountant Fees and Services

     Audit Fees

     Rotenberg & Co. LLP billed $15,000 in connection with the audit of the Company's financial statements for the year ended March 31, 2005 and $6,625 in connection with the audit of the Company's financial statements for the year ended March 31, 2004. Also included in those billings were services performed in connection with the reviews of the Company's financial statements for the interim quarterly periods as well as those services normally provided by the accountant in connection with the Company's statutory and regulatory filings for fiscal 2005 and 2004.

     Audit-Related Fees

     Rotenberg & Co., LLP billed the Company $0 for Audit-Related fees during the year ended March 31, 2005 and $0 for Audit-related fees during the year ended March 31, 2004.

     Tax Fees

     Rotenberg & Co., LLP billed the Company $1,500 during the year ended March 31, 2005 and $0 during the year ended March 31, 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Rotenberg & Co., LLP billed the Company $0 during the year ended March 31, 2005 and $0 during the year ended March 31, 2004 for all other services.

     It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
 Centale, Inc.
 (A Development Stage Company)
 (A New York Corporation)
 East Aurora, New York


     We have audited the accompanying balance sheets of Centale, Inc. as of March 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2005 and for the period from date of inception (November 12, 1998) through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centale, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2005 and for the period from date of inception (November 12, 1998) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rotenberg & Co., LLP
--------------------------
Rotenberg & Co., LLP
Rochester, New York
May 24, 2005

                                CENTALE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                               BALANCE SHEETS
                          MARCH 31, 2005 and 2004


                                                     2005             2004
ASSETS                                            ---------       -----------
Current Assets:
 Cash and Cash Equivalents                     $    138,646      $    47,208
 Employee Receivable                                 43,999                -
 Prepaid Expenses                                         -            7,708
                                                  ---------        --------
 Total Current Assets                               182,645           54,916

Fixed Assets:
 Furniture, Fixtures and Equipment                   41,571                -
 Less: Accumulated Depreciation                      (1,106)               -
                                                  ---------        ---------
 Net Fixed Assets                                    40,465                -

Other Assets:
 Security Deposits                                   16,405                -
 Software Development                               150,000                -
 Software Technology                                100,000          100,000
 Less Accumulated Amortization                      (25,000)               -
                                                  ---------        ---------
 Net Other Assets                                   241,405          100,000
                                                  ---------        ---------
Total Assets                                    $   464,515      $   154,916
                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts Payable                               $    36,655      $         -
 Accrued Expenses                                    21,547                -
 Demand Loan Payable - Stockholder                   25,000          100,000
                                                  ---------        ---------
 Total Current Liabilities                           83,202          100,000

Other Liabilities:
 Note Payable - Stockholder                          25,000           25,000
                                                  ---------        ---------
 Total Liabilities                                  108,202          125,000

Stockholders' Equity:
 Common Stock:  $.01 Par, 25,000,000 Shares
  Authorized, 16,766,000 and 8,129,000 Shares
  Issued and Oustanding, respectively               167,660           81,290
 Preferred Stock:  $.01 Par, 5,000,000 Shares
  Authorized, No Shares Issued and Outstanding            -                -
 Additional Paid-In Capital                       1,233,024          127,194
 Deficit Accumulated During Development Stage    (1,044,371)        (178,568)
                                                  ---------        ---------
 Total Stockholders' Equity                         356,313           29,916
                                                  ---------        ---------
Total Liabilities and Stockholders' Equity      $   464,515      $   154,916
                                                  =========        =========

  The accompanying notes are an integral part of these financial statements.

                                                                 F-2


                                 CENTALE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                         Deficit
                                                         Accumulated
                             Common Stock     Additional During       Stock-
                          Number of           Paid-In    Development  holders'
                          Shares       Value  Capital    Stage        Equity
-------------------------------------------------------------------------------
Inception -
 November 12, 1998                 - $      -  $       - $         -  $       -
Common Stock Issued in
 Exchange for Organization
 Expenses                  5,304,230   53,042          -           -     53,042
Stock Split Issued in the
 Form of a Stock Dividend  1,264,770   12,648          -     (12,648)         -
Expenses Paid by
 Stockholders on Behalf
 of the Corporation                -        -      2,586           -      2,586
Assets Contributed to
 Corporation, Net of
 Related Liabilities
 Assumed                           -        -      5,858           -      5,858
Net Loss for the Period            -        -          -     (55,628)   (55,628)
                           ----------------------------------------------------
Balance - March 31, 2003   6,569,000   65,690      8,444     (68,276)     5,858

Interest Expense on Note
 Payable Contributed as
 Capital                           -        -     11,250           -     11,250
Common Stock Issued in
 Exchange for Services       185,000    1,850          -           -      1,850
Common Stock Issued for
 Cash                      1,375,000   13,750    107,500           -    121,250
Net Loss for the Period            -        -          -    (110,292)  (110,292)
                           ----------------------------------------------------
Balance - March 31, 2004   8,129,000   81,290    127,194    (178,568)    29,916

Common Stock Issued for
 Cash                      1,702,000   17,020    902,980           -    920,000
Common Stock Issued in
 Exchange for Note Payable 1,000,000   10,000     90,000           -    100,000
Common Stock Issued in
 Exchange for Services     5,935,000   59,350    112,850           -    172,200
Net Loss for the Period            -        -          -    (865,803)  (865,803)
                          -----------------------------------------------------
Balance - March 31, 2005  16,766,000 $167,660 $1,233,024 $(1,044,371) $ 356,313
                          =====================================================


  The accompanying notes are an integral part of these financial statements.

                                                                F-3
                                  CENTALE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                 Period of Inception   Twelve Months Ended
                                 (November 12, 1998)        March 31,
                                  to March 31, 2005     2005          2004
                                 ------------------- ----------     ---------
Revenues                          $     78,200      $   78,200     $        -
                                     ---------       ---------      ---------
Expenses:
 Advertising                            43,574          26,048         17,526
 Amortization                           25,000          25,000              -
 Consulting Services                   421,608         383,463         38,145
 Depreciation                            1,106           1,106              -
 Insurance                              26,018          23,876          2,142
 Interest                               18,229           5,729         12,500
 Miscellaneous                          22,179          21,179          1,000
 Office Expenses                        84,240          83,805            435
 Officers' Compensation                 91,354          91,354              -
 Organization Expenses                  80,000          30,000              -
 Professional Services                 155,108         122,422         32,686
 Rent                                   15,019          15,019              -
 Salaries and Wages                     40,214          40,214              -
 Technology Services                    52,510          52,510              -
 Travel                                 22,448          22,448              -
                                     ---------       ---------      ---------
 Total Expenses                      1,098,607         944,173        104,434
                                     ---------       ---------      ---------

Loss from Continuing Operations     (1,020,407)       (865,973)      (104,434)

Discontinued Operations
 Loss from Discontinued Operations      (5,628)              -              -
 Loss from Disposal of Discontinued
  Operations                            (5,858)              -         (5,858)
                                     ---------       ---------      ---------
Loss from Operations                (1,031,893)       (865,973)      (110,292)

Other Income                               170             170              -
                                     ---------       ---------      ---------
Net Loss for the Period           $ (1,031,723)     $ (865,803)    $ (110,292)
                                     =========       =========      =========
Loss Per Share:
 Basic                                              $    (0.07)    $    (0.02)
                                                     =========       ========
 Fully Diluted                                      $    (0.07)    $    (0.02)
                                                     =========       ========
Weighted Average Common
 Shares Outstanding:
 Basic                                              12,179,162      6,634,000
                                                    ==========      =========
 Fully Diluted                                      12,179,162      6,634,000
                                                    ==========      =========


  The accompanying notes are an integral part of these financial statements.

                                                                F-4

                                 CENTALE, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS

                                 Period of Inception      Twelve Months Ended
                                 (November 12, 1998)           March 31,
                               through March 31, 2005      2005         2004
                               -----------------------  ----------    ---------


Cash Flows from Operating
 Activities:
 Net Loss for the Period            $ (1,031,723)   $ (865,803)   $ (110,292)

 Non-Cash Adjustments:
  Depreciation and Amortization           26,106        26,106             -
  Organizational Expenses Paid by
   Stockholders                           53,042             -             -
  Expenses Paid by Stockholders            2,586             -             -
  Common Stock Issued in Exchange
   for Services                           74,050        72,200             -
  Loss on Disposal of Assets               5,858             -             -
  Interest Expense Contributed As
   Capital                                12,500             -        12,500
  Demand Loan Issued in Exchange for
  Accrued Bonus to Officer               125,000       125,000             -
 Changes in Assets and Liabilities:
  Employee Receivable                    (43,999)      (43,999)            -
  Prepaid Expenses                             -         7,708             -
  Security Deposits                      (16,405)      (16,405)            -
  Accounts Payable and Accrued
   Expenses                               58,202        58,202             -
                                        --------     ---------      --------
  Net Cash Flows from Operating
   Activities                           (734,783)     (636,991)      (97,792)
                                        --------     ---------      --------
Cash Flows from Investing Activities:
 Acquisition of Software Development
  Costs                                  (50,000)      (50,000)            -
 Acquisition of Furniture, Fixtures
  and Equipment                          (41,571)      (41,571)            -
                                        --------     ---------      --------
 Net Cash Flows from Investing
  Activities                             (91,571)      (91,571)            -
                                        --------     ---------      --------
Cash Flows from Financing Activities:
 Repayment on Demand Loan Payable -
  Stockholder                           (100,000)     (100,000)            -
 Proceeds from Note Payable -
  Stockholder                             23,750             -        23,750
 Proceeds from Issuance of Common
  Stock                                1,041,250       920,000       121,250
                                       ---------     ---------      --------
 Net Cash Flows from Financing
  Activities                             965,000       820,000       145,000
                                       ---------     ---------      --------
Net Change in Cash and Cash
 Equivalents                             138,646        91,438        47,208

Cash and Cash Equivalents - Beginning
 of Period                                     -        47,208             -
                                       ---------     ---------      --------
Cash and Cash Equivalents - End of
 Period                             $    138,646    $  138,646    $   47,208
                                       =========     =========      ========

Supplemental Disclosures
 Interest Paid                      $      5,729    $    5,729    $        -
                                       =========     =========      ========
 Income Taxes Paid                  $        770    $      770    $        -
                                       =========     =========      ========

   The accompanying notes are an integral part of these financial statements.

                                                                F-5
                        (A DEVELOPMENT STAGE COMPANY)

                          STATEMENTS OF CASH FLOWS

                                 Period of Inception      Twelve Months Ended
                                 (November 12, 1998)            March 31,
                               through  March 31, 2005     2005          2004
                              ------------------------- ----------    ----------

Supplemental Disclosure of
 Non-Cash Investing and
 Financing Activities:
 Acquisition of Software
  Development Costs via Issuance
  of Common Stock                   $    100,000    $  100,000    $       -

 Acquisition of Software
  Technology via Issuance of
  Note Payable                      $    100,000    $        -    $ 100,000
                                        ========      ========      =======
 Assets Contributed to
  Corporation Net of Related
  Liabilities Assumed               $      5,858    $        -    $       -
                                        ========      ========      =======
 Conversion of Note Payable into
  Common Stock                      $    100,000    $  100,000    $       -
                                        ========      ========      =======

 Stock Split                        $     12,648    $        -    $       -
                                        ========      ========      =======










   The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

Note A - The Company

The Company was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care Properties, LTD. In July 2004, the Company changed its name to Centale, Inc.

The Company was engaged in the business of leasing real estate to health care facilities. During 1999, the Company ceased its operations and commenced action to voluntarily seek protection from creditors under the bankruptcy code. During 2003, the Company distributed its assets to the creditors in satisfaction of its outstanding liabilities. The bankruptcy was subsequently dismissed. The Company remained dormant until 2004, when one of the Company's shareholders purchased a controlling interest. The Company intends to begin operating as an internet based marketing company.

Nature of Operations

The Company, as of the date of these financial statements, is in the final phase of the development stage. The Company has secured contracts to provide internet based marketing services and has earned only limited and non-recurring revenue from these contracts.

The Company's future success is dependent upon its ability to raise sufficient capital in order to continue to develop its market for its services. There is no guarantee that such capital will be available on acceptable terms, if at all.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current period presentation. The reclassifications made to the prior period have no impact on the net income (loss), or overall presentation of the financial statements.

Note B - Summary of Significant Accounting Policies

Method of Accounting

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development and developing markets for its services. The Company prepares its financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

Loss Per Common Share

Earnings (loss) per common share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing income available to common stockholders by weighted average number of common shares outstanding for each period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

                               CENTALE, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS

Note B - Summary of Significant Accounting Policies (continued)

Organizational Expenses

Organizational expenses represent management, consulting, legal, accounting and filing fees incurred to date in the formation of the corporation. Organizational costs are expenses as incurred pursuant to Statement of position 98-5 on Reporting on the Costs of Start-Up Activities.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes," using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carryforwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The corporation had no material deferred tax assets or liabilities for the periods presented.

Provision for Income Taxes

Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carryforwards. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

Fixed Assets and Depreciation

Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over estimated useful lives as follows:

          Computer Equipment                      3 Years
          Furniture and Fixtures                  7 Years

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

Revenue Recognition

Revenue from execution of license agreements consists of a one-time development fee and periodic maintenance and hosting fees. The revenue is earned and recognized in conjunction with the provisions of the agreements.

                               CENTALE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS

Note C - Intangible Assets

During the fiscal year ended March 31, 2005, the Company began using Software Development and Software Technology intangible assets. The Company is amortizing the cost of such intangible assets over their estimated useful lives of 5 years, using the straight-line method.

Estimated annual amortization expenses for the five years succeeding March 31, 2005 are as follows:

                        2006      2007      2008      2009      2010
                     -------------------------------------------------
                     $ 50,000  $ 50,000  $ 50,000  $ 50,000  $ 25,000

Note D - Related Party Transactions

In February 2004, the Company acquired microsite software technology from a stockholder for the amount of $100,000 in the form of a promissory note. The note was non-interest bearing and had no set repayment terms. In November 2004, at the note holder's option, the note was converted into 1,000,000 shares of common stock in full satisfaction of the note.

In November 2004, the Company converted the accrued bonus to officer into a demand promissory note in the principal amount of $125,000 with interest at 8% per annum. As of March 31, 2005, the unpaid balance was $25,000.

In February 2004, the Company entered into a note payable with a stockholder in the amount of $25,000. The note is non-interest bearing and has no set repayment terms. As an inducement to make the loan, the stockholder also received 125,000 shares of common stock. Interest in the amount of $12,500 was imputed and recorded as a contribution to capital in the accompanying financial
statement.  As of    March 31, 2005, the unpaid balance was $25,000.

Note E - Stockholders' Equity

Common Stock

During the fiscal years ended March 31, 2005 and 2004, the Company raised capital through the issuance of 1,702,000 and 1,375,000 shares of its common stock for $920,000 and $121,250, respectively.

The stockholders may not sell, transfer, pledge or otherwise dispose of the common shares of the Company in the absence of either an effective registration statement covering said shares under the 1933 Act and relevant state securities laws, or an opinion of counsel that registration is not required under the Act or under the securities laws of any such state.

Preferred Stock

The Company is authorized to issue 5,000,000 preferred shares of $.01 par value share. The Company has not issued, and does not currently intend to issue, preferred shares but may do so in the future at the discretion of the board of directors.

Note F - Marketing Agreement - Corporate Image Bureau

In August 2004, the Company entered into a marketing service agreement with Corporate Image Bureau ("CIB"), a public relations/advertising firm specializing in the distribution of information about publicly traded or privately held companies. The Company agrees to compensate CIB in the amount of $84,000 for services to be performed. The service of CIB will continue until completion, which is expected to occur within 12 months.
                                                                F-9
                               CENTALE, INC.
                      (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

Note G -Advisory Agreement

The Company entered into an agreement with Thaddeus A. Wier, Jr., a
majority stockholder, on   November 9, 2004.  The agreement grants
Wier the position of advisor to the Board of Directors and to the Company's Chief Executive Officer and President. A termination agreement also dated November 9, 2004 (see note G-1) supersedes a prior employment agreement between Wier and the Company dated February 11, 2004. The Company will pay Wier a fee of $20,000 for each month in the term of this agreement. The fee will be due and payable on the first business day of each calendar month, commencing on December 1, 2004. In the event the Company fails to make any monthly payment due within 10 days after written notice of default, the fee payable for all months remaining in the term of the agreement shall become immediately due and payable. In addition, the Company will purchase a universal life insurance policy on Wier's life, which will pay to the beneficiaries designated by Wier, a death benefit of $1,000,000 in the event of Wier's death. The Company will pay all premiums on said policy when due throughout the term of the agreement. Wier is also entitled to receive health, medical and disability benefits made available to executive employees of the Company. The Company shall provide to Wier an automobile, including automobile insurance coverage. The vehicle will be limited to a cost, exclusive of insurance costs, of $700 per month. Wier will also be reimbursed for all reasonable business expenses incurred. The term of this agreement commenced on November 9, 2004 and will terminate on October 31, 2006, unless earlier terminated by either a 10 day written notice from Wier or by the Company for reasonable cause. In consideration of this agreement, Wier agreed to a Covenant Not to Compete, subject to specific conditions.

Note G-1 - Termination Agreement

The termination agreement between the Company and Wier took effect on November 9, 2004 and terminated the existing employment agreement between the parties. Also on that date, Wier resigned from his position on the Company's Board of Directors, with certain conditions. Upon the execution of this agreement, the Company executed to Wier a demand promissory note in the principal amount of $125,000 with interest at 8% per annum. The note represents salary and bonus accrued under the employee agreement but unpaid. Wier exercised his option, detailed in section 2 (c) of the employee agreement, to convert his $100,000 fee into one million shares of the Company's common stock, effective on the effective date. Section 3 (c) of the employment agreement was eliminated and a provision was added to the Warrant. Wier was also granted certain registration rights regarding a public sale by Wier of the Company's common stock. At March 31, 2005, the balance on the demand promissory note was $25,000.

Note G-2 - Sales Agency Agreement

On November 9, 2004, the Company entered into an agreement with Wier, (the agent), whereas the Company is engaged in the business of developing and licensing Web-based desktop software applications and the "agent" wishes to market the applications.
Wier will be compensated based on a percentage of gross revenue defined as 10% during the term of the advisory agreement between the Company and the Agent; 50% after termination of the Advisory Agreement.
                                                                F-10

                                CENTALE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS

Note H - Employee Agreements

     Patrick T. Parker

     The Company entered into an agreement with Patrick T. Parker on
November 11, 2004.   The agreement granted Parker the position of
Chairman and Chief Executive Officer with assurance of compensation and terms of employment. Parker will be compensated $240,000 per year. No salary will accrue or be payable to Parker with respect to the first 90 days of service under this agreement, except that Parker will be paid salary at his stated rate for any calendar month in those first 90 days during which the Company realizes net income in excess of $50,000. Salary will accrue from and after the 91st day after the effective date and will be payable on the days when the salaries of other Company employees are paid, which will be no less than once each month. In addition, Parker will receive income and revenue based bonuses in accordance with the terms stated in the employee agreement. The Company will pay health insurance premiums not to exceed $700 per month and disability/life insurance premiums subject to conditions stated within the agreement. Parker will be reimbursed for all reasonable business expenses incurred. On the effective date of this agreement, the Company granted Parker 3,520,000 shares of restricted stock on the terms set forth within the agreement. The term of this agreement shall terminate on October 31, 2007 unless earlier terminated by Parker or the Company under certain restrictions as stated in the agreement.

     Juan Ferreira

     The Company entered into an agreement with Juan Ferreira on November 10, 2004. The agreement granted Ferreira the position of President and Chief Financial Officer, and to provide Ferreira with assurance of compensation and terms of employment. Ferreira will be compensated $90,000 per year. In addition, Ferreira will receive sales commissions based on commissions earned by employees of the Company. On the effective date of this agreement, the Company granted to Ferreira 900,000 shares of restricted stock on the terms set forth within the agreement. Ferreira will be reimbursed for all reasonable business expenses incurred and the Company will provide an automobile allowance of $700 per month. The effective date of this agreement is the date that is 5 business days after the funding date. The funding date is the date on which the amount of capital contributed in cash to the Company after the date of this agreement equals or exceeds $400,000. The Company will give Ferreira notice of the effective date on the funding date. The term of this agreement shall terminate on November 30, 2007 unless earlier terminated by Ferreira or the Company under certain restrictions as stated in the agreement.

Note I - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $1,044,371 for the period from date of inception (November 12, 1998) through March 31, 2005.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company plans to raise working capital through equity offerings and future profitable operations.

                                                                F-11
                               CENTALE, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS

Note J -Discontinued Operations

During 1999, the Company discontinued its operations of renting real estate to health facilities. Condensed financial information of the discontinued operations is as follows:


                                    Period From Date of
                                         Inception
                                    (November 12, 1998)
                                          Through
                                       March 31, 2005
                                    -------------------
Revenue                                $       -
Expenses                                   5,628
                                         -------
Net Loss From Discontinued Operations      5,628
                                         -------
Assets Disposed                            5,858
Liabilities Discharged                         -
Loss on Disposal of Discontinued         -------
 Operations                            $   5,858
                                         =======

Note K - Operating Lease

The Company leased the premises at 6700 N. Andrews Avenue, Ft.
Lauderdale, Florida 33309, from an unrelated third party under a three year operating lease commencing on January 11, 2005 through December 31, 2007. The lease requires fixed monthly payments of $ 5,159.
Rental expense for the year ended March 31, 2005 was $15,019.

Future minimum lease payments for the years succeeding March 31, 2005 are as follows:
                       2006 - $ 63,762
                       2007 - $ 65,619

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Centale, Inc.

                                   By: /s/ Patrick T. Parker
                                   ---------------------------
                                   Patrick T. Parker, Chief
                                    Executive Officer

      In accordance with the Exchange Act, this Report has been signed below on June 28, 2005 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Patrick T. Parker
___________________________
Patrick T. Parker, Director,
Chief Executive Officer


/s/ Juan C. Ferreira
____________________________
Juan C. Ferreira, Director,
Chief Financial and Chief
Accounting Officer


/s/ Jon DeYoung
____________________________
Jon DeYoung, Director



_____________________________
Manjeet Dhariwal, Director


/s/ Kenneth Keller
_____________________________
Kenneth Keller, Director


/s/ Daniel T. Robbie
_____________________________
Daniel T. Robbie, Director



_____________________________
Bruce Gray, Director