Form 10QSB
period 2005-06-30
Centale, Inc.
filed 2005-08-15
CIK 1297965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the quarterly period ended June 30, 2005.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.


                             Commission File No. 0-50863


                                 CENTALE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            New York                                      22-3621870
 ---------------------------------                --------------------------
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

                          Yes   [X]     No  [ ]

As of August 9, 2005 the number of shares outstanding of the Registrant's common stock was 18,069,900 shares, $.01 par value.

Transitional Small Business Disclosure Format:       Yes   [ ]     No  [X]


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                  CENTALE, INC.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Balance Sheets at March 31, 2005 and June 30, 2005

         Statements of Operations for the Three Months Ended June 30, 2005
            and 2004

         Statements of Cash Flows for the Three Months Ended June 30, 2005
            and 2004

         Notes to Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 3. Controls and Procedures



PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


Signatures
----------

                         PART 1 - FINANCIAL INFORMATION

                                  CENTALE, INC.
                                  BALANCE SHEET

                                                                                  MARCH 31,      JUNE 30,
                                                                                    2005           2005
                                                                                -----------    -----------
                                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
      Cash and Cash Equivalents                                                 $   138,646    $   351,250
      Employee Receivable                                                            43,999        122,111
      Accounts Receivable                                                               -0-         30,000
                                                                                -----------    ----------
                 Total Current Assets                                               182,645        503,361
                                                                                -----------    -----------
FIXED ASSETS:
      Furniture, Fixtures and Equipment                                              41,571         67,095
      Less: Accumulated Depreciation                                                 (1,106)        (5,106)
                                                                                -----------    -----------
                 Net Fixed Assets                                                    40,465         61,989
                                                                                -----------    -----------
OTHER ASSETS:
      Prepaid Expenses                                                                  -0-        209,458
      Security Deposits                                                              16,405         16,405
      Software Development                                                          150,000        190,000
      Software Technology                                                           100,000        125,000
      Less Accumulated Amortization                                                 (25,000)       (31,250)
                                                                                -----------    -----------
                 Net Other Assets                                                   241,405        509,613
                                                                                -----------    -----------
                 TOTAL ASSETS                                                   $   464,515    $ 1,074,963
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable and                                                      $    58,202    $   346,304
      Accrued
      Expenses                                                                  -----------    ------------
                 Total Current Liabilities                                           58,202        346,304
OTHER LIABILITIES:
      Note Payable - Stockholders                                                    50,000        375,000
                                                                                -----------    -----------
                 TOTAL LIABILITIES                                                  108,202        721,304
                                                                                -----------    -----------
STOCKHOLDERS' EQUITY:
      Common Stock:     $.01 Par, 25,000,000 Shares Authorized
                        16,766,000 and 17,556,000 Shares Issued
                        and Outstanding as of March 31, 2005
                        and June 30, 2005, respectively                             167,660        175,560
      Additional Paid in Capital                                                  1,233,024      1,673,124
      Deficit Accumulated During Development Stage                               (1,044,371)    (1,495,025)
                                                                                -----------    -----------
                 Total Stockholders' Equity                                         356,313        353,659
                                                                                -----------    -----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $   464,515    $ 1,074,963
                                                                                ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   CENTALE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                PERIOD OF
                                                INCEPTION
                                              (NOVEMBER 12,
                                                  1998)             THREE MONTHS ENDED
                                               TO JUNE 30,              JUNE 30,
                                                  2005            2005            2004
                                              ------------    ------------    ------------
REVENUES                                      $    410,200    $    332,000    $      1,500
EXPENSES:

          Advertising                              280,832         237,258             250

          Amortization                              31,250           6,250              --
          Consulting Services                      481,608          60,000          83,850

          Depreciation                               5,106           4,000              --

          Insurance                                 41,469          15,451           2,756

          Interest                                  22,078           3,849              --

          Miscellaneous                             34,128          11,949           1,281
          Office Expenses                          151,286          67,047          13,439
          Officers' Compensation                   125,697          34,343          37,500

          Organization Expenses                     83,954           3,954              --
          Professional Services                    214,331          59,223          20,450

          Rent                                      36,133          21,114              --
          Salaries and Wages                       173,685         133,471              --
          Technology Services                      140,812          88,302              --

          Travel                                    58,891          36,443           2,420
                                              ------------    ------------    ------------
                  Total Expenses                 1,881,260         782,654         161,946
                                              ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS                 (1,471,060)       (450,654)       (160,446)
DISCONTINUED OPERATIONS

          Loss from Discontinued Operations         (5,628)             --              --
          Loss from Disposal of
              Discontinued Operations               (5,858)             --              --
                                              ------------    ------------    ------------
LOSS FROM OPERATIONS                            (1,482,546)       (450,654)       (160,446)
OTHER INCOME                                           170              --              --
                                              ------------    ------------    ------------
NET LOSS FOR THE PERIOD                       $ (1,482,376)   $   (450,654)   $   (160,446)
                                              ============    ============    ============
LOSS PER SHARE:
          Basic                                         --    $      (0.03)   $      (0.02)
                                              ------------    ------------    ------------
          Fully Diluted                                 --    $      (0.03)   $      (0.02)
                                              ------------    ------------    ------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
          Basic                                         --      17,048,667       8,332,750
                                              ------------    ------------    ------------
          Fully Diluted                                 --      17,048,667       8,332,750
                                              ------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)



                                                      COMMON STOCK
                                               --------------------------    ADDITIONAL                  STOCKHOLDERS'
                                                 NUMBER OF                     PAID-IN     ACCUMULATED      EQUITY
                                                  SHARES         VALUE         CAPITAL        DEFICIT      (DEFICIT)
                                               -----------    -----------    -----------   -----------    -----------
BALANCE - NOVEMBER 12, 1998                             --    $        --    $        --   $        --    $        --

Common Stock Issued in Exchange
 for Organization Expenses                       5,304,230         53,042             --            --         53,042
Stock Split Issued in the Form of a
  Stock Dividend                                 1,264,770         12,648             --       (12,648)            --
Expenses Paid by Stockholders on

  Behalf of the Corporation                             --             --          2,586            --          2,586
Assets Contributed to Corporation, Net of

  Related Liabilities Assumed                           --             --          5,858            --          5,858
Net Loss for the Period                                 --             --             --       (55,628)       (55,628)
                                               -----------    -----------    -----------   -----------    -----------
BALANCE - MARCH 31, 2003                         6,569,000    $    65,690    $     8,444   $   (68,276)   $     5,858

Interest Expense on Note Payable

  Contributed as Capital                                --             --         11,250            --         11,250
Common Stock Issued in Exchange for Services       185,000          1,850             --            --          1,850
Common Stock Issued for Cash                     1,375,000         13,750        107,500            --        121,250
Net Loss for the Period  (Unaudited)                    --             --             --      (110,292)      (110,292)
                                               -----------    -----------    -----------   -----------    -----------
BALANCE - MARCH 31, 2004                         8,129,000         81,290        127,194      (178,568)        29,916

Common Stock Issued for Cash                     1,702,000         17,020        902,980            --        920,000
Common Stock Issued in Exchange
   for Note Payable                              1,000,000         10,000         90,000            --        100,000
Common Stock Issued in Exchange
  for Services                                   5,935,000         59,350        112,850            --        172,200
Net Loss for the Period                                 --             --             --      (865,803)      (865,803)
                                               -----------    -----------    -----------   -----------    -----------
BALANCE - MARCH 31, 2005                        16,766,000    $   167,660    $ 1,233,024   $(1,044,371)   $   356,313
Common Stock Issued for Cash                       790,000          7,900        440,100            --        448,000
Net Loss for the Period (Unaudited)                     --             --             --      (450,654)      (450,654)
BALANCE - JUNE 30, 2005                         17,556,000    $   175,560    $ 1,673,124   $(1,495,025)   $   353,659
                                               -----------    -----------    -----------   -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           PERIOD OF
                                                           INCEPTION
                                                         NOV. 12, 1998
                                                              TO            THREE MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                             2005           2005           2004
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Loss for the Period                            $(1,645,376)   $  (450,654)   $  (161,446)
NON-CASH ADJUSTMENTS:
       Depreciation and Amortization                           30,106          4,000             --
       Organizational Expenses Paid by Stockholders            53,042             --             --
       Expenses Paid by Stockholders                            2,586             --             --
       Common Stock Issued in Exchange for Services            74,050             --             --
       Loss on Disposal of Assets                               5,858             --             --
       Interest Expense Contributed As Capital                 12,500             --             --
       Demand Loan Issued in Exchange for
         Accrued Bonus to Officer                             125,000             --             --
CHANGES IN ASSETS AND LIABILITIES:
       Accounts Receivable                                    (30,000)       (30,000)            --
       Employee Receivable                                   (122,112)       (78,112)            --
       Other Assets                                           (86,613)      (203,208)         7,708
       Accounts Payable and Accrued Expenses                  346,304        288,102         91,286
                                                          -----------    -----------    -----------
               Net Cash Flows from Operating Activities    (1,204,655)      (469,872)       (62,452)
CASH FLOWS FROM INVESTING ACTIVITIES:
       Software Development Costs                            (115,000)       (65,000)            --
       Acquisition of Fixed Assets                            (67,095)       (25,524)            --
                                                          -----------    -----------    -----------
               Net Cash Flows from Investing Activities      (182,095)       (90,524)            --
CASH FLOWS FROM FINANCING ACTIVITIES:

       Demand Loan Payments                                  (100,000)            --             --
       Conversion of Note Payable - Stockholder
         to Common Stock                                       23,750             --             --
       Stockholder-Note Payable                               325,000        325,000             --
       Proceeds from Issuance of Common Stock               1,489,250        448,000         75,000
                                                          -----------    -----------    -----------
               Net Cash Flows from Financing Activities     1,738,000        773,000         75,000
                                                          -----------    -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       351,250        212,604         12,548
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    --        138,646         47,208
                                                          -----------    -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                 $   351,250    $   351,250    $    59,756
                                                          ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES
       Interest Paid                                      $    13,139    $     7,410    $        --
                                                          ===========    ===========    ===========
       Income Taxes Paid                                  $       770    $        --    $        --
                                                          ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
------------------------------

     The interim financial statements of Centale, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement on Form 10-KSB for the year ended March 31, 2005.

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

NOTE B - RECLASSIFICATIONS
--------------------------

     Certain reclassifications have been made to the financial statement presentation to correspond to the current year's format. Total equity and net income are unchanged due to these reclassifications.

NOTE C - COMMON STOCK
---------------------

During the three months ended June 30, 2005, the Company raised capital through the issuance of 770,000 shares of its common stock for $ 448,000.

NOTE D - GOING CONCERN
----------------------

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $1,785,780 for the period from date of inception (November 12, 1998) through June 30, 2005.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to raise working capital through equity offerings and future profitable operations.

NOTE E- NOTE PAYABLE - STOCKHOLDERS
-----------------------------------

     Note Payable - Stockholders consists of two separate notes owed to unrelated stockholders totaling $375,000. Both notes are unsecured, demand promissory notes and were executed on June 28, 2005. The first note which was issued to the Company's Chairman and CEO, Patrick Parker is in the principal amount of $200,000 with no interest. The second note, also executed on June 28, 2005, is for $175,000 and also carries no interest. In exchange for zero interest rate and the individuals loaning the money to the company the company will issue one share of stock for each dollar loaned. Thus an additional 375,000 shares of stock will be issued in the second quarter.

NOTE F - SUBSEQUENT EVENTS
--------------------------

     On June 21, 2005 the company signed a letter of intent agreeing to acquire the assets, technologies, and Intellectual Properties of Solarbaybies, Inc., a New York corporation. The Company agreed to pay a deposit of $25,000 upon signing of the letter of intent. The $25,000 was used to pay for software technology provided by Solarbaybies.

     On July 22, 2005 the transaction closed and the company acquired all of the assets, technologies, and Intellectual Properties of Solarbaybies, Inc., a New York corporation. The company paid an additional $75,000 at the close. The company also issued a total of 500,000 shares of common stock to the owner of Solarbaybies, Moses Johnson. Mr. Johnson receives 100,000 shares at the close of the transaction and 133,333 shares will vest on each anniversary date after the close as long as Mr. Johnson is employed by the company. In addition to the purchase of the company assets Mr. Johnson agreed to a three year employment contract in which the company agrees to pay a monthly salary of $10,000 to Mr. Johnson.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

     Management's Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation ("MD&A") should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10-KSB.

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY
----------------------------------------------

     Centale is an online marketing direct response firm and technology solutions provider, that is rapidly approaching its goal of becoming a powerful leader in the industry. Centale began to organize its business in February 2004. Since the company's organization we were primarily engaged in developing our business plan, recruiting executive management and a sales staff, and organizing the network of affiliations necessary to maximize the market potential. With recent acquisitions, Centale owns and has proprietary rights to over 40 products that enable its clients to establish branding and imaging, and to produce measurable marketing results. The company has full state of the art in-house production facilities, edit suites, and an experienced team of programmers and designers. Management has an extensive background in the Financial Markets, Investor Relations and Direct Response Marketing, With a growing client roster including firms like Forbes.com, Thane, Complete Identity, Pet Ecology, Stock picks.com and many others, and a genuine focus and insight into both established trends and new technologies, Centale is positioned to become a leader in it's industry.

     Centale's cornerstone technology is its premier application, "The Catalyst EV," a next generation, electronic, 1 to 1 communication platform that sends direct to the desktop, 24/7, real time data, audio, video, rich media, and text, that alerts your end user that they have a message. With near 100% open rate and viral marketing capability, the Catalyst EV(TM) empowers Centale's client's, shareholders, fans, affinity groups, or consumers to be the client's marketing force. The Catalyst EV is a force in establishing a direct line of one to one communication, non-competitive with e-mail, that provides a rich media experience for the end user, creating value by branding and establishing our client's image on the end user's desktop.

     Music-on-Demand is a new Centale desktop application acquired as part of the Solorbaybies acquisition that allows users to instantly find any song or playlist and listen to it. Its unique patent pending search engine allows users to search for music and video and play them without down loading. With access to millions of songs online, Music On Demand provides stickiness to the Catalyst, keeping users coming back time after time, regardless of whether they have gotten a message to come back or not.

     Centale instant messenger connects simultaneously to AOL, MSN, ICQ, Yahoo, Jabber, IRC, Napster, Gadu Gadu and other networks - more networks than Trillian instant messenger. The instant messanger is yet another feature that can add stickiness to Centale's products, or simply be a stand alone Revenue Producer.

     Centale web browsers can be customized to access different types of content. Features include built-in-pop-up killer, built-in commands and scripting, on-line transactions for e-commerce, tabbed multi-site web browsing, RSS feeds auto-log-in, saving of group pages, access to chat and forums and more. Including contectual advertising and banner advertising this allows Centale to generate more revenue streams, as Universal IM become utilized in a growing number of desktops.

     Centale uses leading-edge streaming technology to deliver high-impact branded video presentations, video e-mails, video press releases, and newsletters. Combined with the catalyst to facilitate a "rich media " viewing experience.

RESULTS OF OPERATIONS-COMPARISON OF THREE MONTHS ENDED JUNE 30, 2005 TO JUNE 30, 2004

GROSS REVENUES AND COSTS OF OPERATIONS
--------------------------------------

     Centale, Inc. realized revenue of $332,000 through June 30, 2005 and compared to incidental revenue of only $1,500 for the three months ended June 30, 2004. During the quarter ended June 30, 2005 Centale continued to organize the network of affiliations necessary to enter into the business of developing and distributing the desktop software solutions. Centale during the current quarter attended numerous industry specific trade shows. This process, improved Centales marketability in the industry, which has opened doors, to many large companies worldwide. Toward that end we engaged new hires for our Florida office, consultants and legal and accounting professionals to assist us in maximizing the business opportunities available to us. The additional increase in expenses for this expansion resulted in additional expenses of approximately $621,000 mainly as a result of additional advertising costs and salaries and wages.

     We expect our technolgoy costs as compared to sales to decrease steadily during the next year for several reasons. First, we are structuring our client licenses to permit us to reuse most of the technology that we develop to our client's order. This will afford us an inventory of applications that we can market to new customers with modest development expense attached. Secondly, we expect margins to increase in that our licenses usually include annual fees. Our contracts to date, for example, include a total of $270,000 in annual license and usage fees. Third, we have developed an on-line marketing program along with over 423 proprietary domain names and sites and 1000's of affiliated websites. Fourth, as a result of the Solarbaybies acquisition we have access to additional new revenue streams that should improve our margins. Our direct costs associated these revenue sources Centale anticipates will be very low.

     Because our efforts during the quarter were focused on developing the infrastructure and network of relationships necessary to support a nationwide product launch, our most significant expenses during quarter ended June 30, 2005 were salaries and wages and advertising expense. We also expect to continue to incur other expense during the next few years in order to obtain the specific expertise necessary for us to enter into the full range of markets that our business plan contemplates as it grows.

     The advertising fees of $237,256 that we incurred during the quarter ended June 30, 2005 primarily consist of trade shows and on-line advertising. We also incurred accounting and legal expense in connection with the efforts required to become an SEC reporting company, and the on going reports that we filed. These expenses will continue in the future as the growth of our business will entail the need for legal and finance experience. The ratio of these expenses to our revenue will reduce dramatically, however, as our full-scale operations yield a dramatic increase in revenue.

     Our business activities during fiscal 2005 resulted in $782,654 in total expenses. Besides the specific items discussed above, most of this expense was related to the creation and staffing of our Ft. Lauderdale office, and Centale's initial marketing efforts. Our Ft. Lauderdale office is now fully-functional and well-staffed; so we do not expect our office expenses to increase significantly in the near future. Our marketing expenses, however, will increase as much as our available cash permits, since it is our plan to devote all available resources to the task of capturing the attention of the Internet community and placing the company's products on as many desktops as possible during the next 18 months. Toward that end we have already obtained 17 new contracts representing $940,900 in development fees. Included in that number, is a $100,000 development fee by Forbes.com for the Catalyst EV(TM) or market fragger that Forbes.com intends to distribute to its subscribers. We expect that distribution to give our marketing efforts a substantial boost, as it will notify the Internet community of the value that an industry leader like Forbes.com sees in our product. In regards to the Forbes contract, phase 3 will be programable and will be distributed with Centale and both parties will share 50/50 basis net revenues. The price will be $49.95 per month and will be available to any and all subscribers or visitors to Forbes.com, and could have significant effect on the company's future revenue. The Forbes market fragger could be implemented by the end of the second quarter.

     We are currently negotiating with a number of individuals and companies holding technology that is complementary to ours. We are targeting acquisitions that are likely to have a significant effect on our revenue. At the same time, these acquisitions may effect a substantial revision to the make-up of our expenses, as well as to our expectations regarding gross and net margins.

NET LOSS
--------

     There was a net loss of $450,654 for the three months ended June 30, 2005 as compared to a net loss of $160,446 for the three months ended June 30, 2004. As discussed above the increased loss is mainly a result of increased expenses as a result of additional personal, advertising and professional fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In this first year of our business, our operations were funded primarily by the private sale of equity and debt to officers and directors. During the first quarter fiscal 2006, the total proceeds of these debt offerings were $448,000. Through June 30, 2005 we had used most of those funds for our operations. On June 30, 2005 we had $351,250 in cash remaining on hand. In the same period, however, we had managed to remain fairly current in paying our debts.

     The cash on hand is to be used mainly for payroll and a recent acquisition. See financial footnote F. Since the first quarter fiscal 2006, we have obtained an additional $448,000 from the sale of our common stock. At the present time, however, our "burn-rate" for cash is nearly $150,000 per month, as we are committing our cash to a variety of marketing initiatives to fund growth, however, we will require additional capital. We will seek to secure the additional capital from institutions and private investors. At the present time, however, no one has committed to provide us any additional funds.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

     Centale is not party to any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on our financial condition or results of operations as defined in the Regulations of the Securities and Exchange Commission.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of June 30, 2005, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our Company would be made known to them. Further, based on that evaluation, the chief officer and principal financial officer concluded that the Company's disclosure controls and procedure are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS.

     There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     During the three months ended June 30, 2005 Centale sold 790,000 shares of common stock to a total of thirty investors. The shares were sold for $448,000 in cash. The sale was exempt pursuant to Section 4(6) of the Act since the sale was made to accredited investors and pursuant to Section 4(2) of the Act since the sale was made pursuant to Rule 506. There were no underwriters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT LIST

31.1         Rule 13a-14(a) Certification - Patrick T. Parker

31.2         Rule 13a-14(a) Certification - Juan C. Ferreira

32           Rule 13a-14(b) Certifications


Reports on Form 8-K

     None

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 CENTALE, INC.

                                 By: /s/ Patrick T. Parker
                                     -----------------------------------------
                                     Patrick T. Parker, Chief Executive Officer


                                 By: /s/ Juan C. Ferreira
                                     -----------------------------------------
                                     Juan C. Ferreira, Director, President
                                     Chief Financial and Chief
                                     Accounting Officer