Form 10QSB
period 2005-09-30
Centale, Inc.
filed 2005-11-14
CIK 1297965

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the quarterly period ended September 30, 2005.

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


                                  754-224-3300
                 -----------------------------------------------
                 Issuer's Telephone Number, including Area Code:


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

                          Yes   [X]     No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X

As of November 11, 2005 the number of shares outstanding of the Registrant's common stock was 20,143,400 shares, $.01 par value.

Transitional Small Business Disclosure Format:       Yes   [ ]     No  [X]


                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                                  CENTALE, INC.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION



Item 1.  Financial Statements (unaudited)

         Balance Sheets at March 31, 2005 and September 30, 2005

         Statements of Operations for the Six Months Ended September 30, 2005
            and 2004

         Statements of Operations for the Three Months Ended September 30, 2005
            and 2004

         Statements of Cash Flows for the Six Months Ended September 30, 2005
            and 2004

         Notes to Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Item 3. Controls and Procedures


PART II. OTHER INFORMATION


Item 1. Legal Proceedings


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


Item 3. Defaults upon Senior Securities


Item 4. Submission of Matters to a Vote of Security Holders


Item 5. Other Information


Item 6. Exhibits


Signatures
----------

                         PART 1 - FINANCIAL INFORMATION

                                  CENTALE, INC.
                                  BALANCE SHEET

                                                                                  SEPT 30,      MARCH 31,
                                                                                    2005           2005
                                                                                -----------    -----------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
      Cash and Cash Equivalents                                                 $       -0-    $   138,646
      Employee Receivable                                                               -0-         43,999
      Prepaid Expenses                                                            1,176,094            -0-
      Accounts Receivables, net allowances
          for doubtful accounts                                                     102,847            -0-
                                                                                -----------    -----------
                 Total Current Assets                                             1,278,941        182,645
                                                                                -----------    -----------
FIXED ASSETS:
      Furniture, Fixtures and Equipment                                              67,095         41,571
      Less: Accumulated Depreciation                                                 (9,106)        (1,106)
                                                                                -----------    -----------
                 Net Fixed Assets                                                    57,989         40,465
                                                                                -----------    -----------
OTHER ASSETS:
      Security Deposits                                                              16,405         16,405
      Software Development                                                          190,000        150,000
      Software Technology                                                           200,000        100,000
      Less Accumulated Amortization                                                 (37,500)       (25,000)
                                                                                -----------    -----------
                 Net Other Assets                                                   368,905        241,405
                                                                                -----------    -----------
                 TOTAL ASSETS                                                   $ 1,705,835    $   464,515
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable and Accrued Expenses                                     $   277,668    $    58,202

      Cash Overdraft                                                                 29,471            -0-
      Note Payable - Stockholders                                                   424,087         50,000
                                                                                -----------    -----------
                 TOTAL LIABILITIES                                                  731,226        108,202
                                                                                -----------    -----------
STOCKHOLDERS' EQUITY:
      Common Stock:     $.01 Par, 25,000,000 Shares Authorized
            16,766,000 and 18,806,000 Shares Issued
            and Outstanding as of March 31, 2005
            and September 30, 2005, respectively                                    188,060        167,660
      Additional Paid-in Capital                                                  2,553,834      1,233,024
      Deficit Accumulated During Development Stage                               (1,767,285)    (1,044,371)
                                                                                -----------    -----------
                 Total Stockholders' Equity                                         974,609        356,313
                                                                                -----------    -----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,705,835    $   464,515
                                                                                ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      2005            2004
                                                  ------------    ------------

REVENUES                                           $   784,884    $     10,200
EXPENSES:

          Advertising                                  312,552           2,249

          Amortization                                  12,500              --
          Consulting Services                          174,115          91,850

          Depreciation                                   8,000              --

          Insurance                                     40,780           4,183

          Interest                                       3,598              --

          Miscellaneous                                 21,467           1,790
          Office Expenses                               91,869          24,811
          Officers' Compensation                       118,697         112,446

          Organization Expenses                            -0-          30,000
          Professional Services                        108,480          52,932

          Rent                                          73,593              --
          Salaries and Wages                           368,676              --
          Technology Services                          119,301          10,000

          Travel                                        54,640           2,746
                                                   ------------   ------------
                  Total Expenses                     1,508,268         333,007
                                                   ------------   ------------
LOSS FROM CONTINUING OPERATIONS                       (723,384)       (322,807)


OTHER INCOME                                               470              --
                                                   -----------    ------------
NET LOSS FOR THE PERIOD                            $  (722,914)   $  (322,807)
                                                   ===========    ============
LOSS PER SHARE:
          Basic                                    $     (0.04)   $      (0.04)
                                                   -----------    ------------
          Fully Diluted                            $     (0.04)   $      (0.04)
                                                    ----------    ------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
          Basic                                     17,501,000       8,527,723
                                                   -----------    ------------
          Fully Diluted                             17,501,000       8,527,723
                                                   -----------    ------------


   The accompanying notes are an integral part of these financial statements.

                                       3-A

                                  CENTALE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       2005           2004
                                                   -----------    ------------

REVENUES                                           $   452,884    $      8,700
EXPENSES:

          Advertising                                   75,294           1,999

          Amortization                                   6,250             -0-
          Consulting Services                          114,115           8,000

          Depreciation                                   4,000             -0-

          Insurance                                     25,329           1,427

          Interest                                         -0-             -0-

          Miscellaneous                                  9,518             509
          Office Expenses                               24,822          10,372
          Officers' Compensation                        84,354          74,946

          Organization Expenses                            -0-          30,000
          Professional Services                         49,257          32,482

          Rent                                          52,479             -0-
          Salaries and Wages                           235,205             -0-
          Technology Services                           30,999          10,000

          Travel                                        18,197             326
                                                   -----------    ------------
                  Total Expenses                       729,819         170,061
                                                   -----------    ------------
LOSS FROM CONTINUING OPERATIONS                       (276,935)       (161,361)


OTHER INCOME                                               470             -0-
                                                   -----------    ------------
NET LOSS FOR THE PERIOD                            $  (276,465)   $   (161,361)
                                                   ===========    ============
LOSS PER SHARE:
          Basic                                    $     (0.02)   $      (0.02)
                                                   -----------    ------------
          Fully Diluted                            $     (0.02)   $      (0.02)
                                                   -----------    ------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
          Basic                                     17,972,667       8,732,696
                                                   -----------    ------------
          Fully Diluted                             17,972,667       8,732,696
                                                   ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                                       3-B

                                  CENTALE, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)



                                                      COMMON STOCK
                                               --------------------------     ADDITIONAL                STOCKHOLDERS'
                                                 NUMBER OF                     PAID-IN     ACCUMULATED     EQUITY
                                                  SHARES         VALUE         CAPITAL       DEFICIT      (DEFICIT)
                                               -----------    -----------    -----------   -----------   -----------
BALANCE - NOVEMBER 12, 1998                             --    $        --    $        --   $        --   $        --

Common Stock Issued in Exchange
 for Organization Expenses                       5,304,230         53,042             --            --        53,042

Stock Split Issued in the Form of a
  Stock Dividend                                 1,264,770         12,648             --       (12,648)           --

Expenses Paid by Stockholders on
  Behalf of the Corporation                             --             --          2,586            --         2,586

Assets Contributed to Corporation, Net of
  Related Liabilities Assumed                           --             --          5,858            --         5,858

Net Loss for the Period                                 --             --             --       (55,628)      (55,628)
                                               -----------    -----------    -----------   -----------   -----------

BALANCE - MARCH 31, 2003                         6,569,000    $    65,690    $     8,444   $   (68,276)  $     5,858

Interest Expense on Note Payable

  Contributed as Capital                                --             --         11,250            --        11,250

Common Stock Issued in Exchange for Services       185,000          1,850             --            --         1,850

Common Stock Issued for Cash                     1,375,000         13,750        107,500            --       121,250

Net Loss for the Period  (Unaudited)                    --             --             --      (110,292)     (110,292)
                                               -----------    -----------    -----------   -----------   -----------
BALANCE - MARCH 31, 2004                         8,129,000         81,290        127,194      (178,568)       29,916

Common Stock Issued for Cash                     1,702,000         17,020        902,980            --       920,000

Common Stock Issued in Exchange
   for Note Payable                              1,000,000         10,000         90,000            --       100,000

Common Stock Issued in Exchange
  for Services                                   5,935,000         59,350        112,850            --       172,200

Net Loss for the Period                                 --             --             --      (865,803)     (865,803)
                                               -----------    -----------    -----------   -----------   -----------
BALANCE - MARCH 31, 2005                        16,766,000    $   167,660    $ 1,233,024   $(1,044,371)  $   356,313

Common Stock Issued for Cash                       840,000          8,400        539,600            --       548,000

Common Stock Issued in Exchange for Services     1,200,000         12,000        781,210            --       793,210

Net Loss for the Period (Unaudited)                     --             --             --      (722,914)     (722,914)
                                               -----------    -----------    -----------   -----------   -----------
BALANCE - SEPTEMBER 30, 2005                    18,806,000    $   188,060    $ 2,553,834   $(1,767,285)  $   974,609
                                               ===========    ===========    ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                  2005           2004
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss for the Period                                    $  (722,914)   $  (322,807)

NON-CASH ADJUSTMENTS:
   Depreciation and Amortization                                   20,500             --
   Common Stock Issued in Exchange for Services                   792,297             --

CHANGES IN ASSETS AND LIABILITIES:
   Accounts Receivable                                           (102,847)            --
   Employee Receivable                                             43,999             --
   Other Assets                                                (1,176,094)         7,708
   Accounts Payable and Accrued Expenses                          219,466        178,521
                                                              ===========    ===========
               Net Cash Flows from Operating Activities          (925,593)      (136,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Software Development Costs                                    (140,000)            --
   Acquisition of Fixed Assets                                    (25,524)            --
                                                              ===========    ===========
               Net Cash Flows from Investing Activities          (165,524)            --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stockholder-Note Payable                                       375,000             --
   Proceeds from Issuance of Common Stock                         548,000        130,000
                                                              ===========    ===========
               Net Cash Flows from Financing Activities           923,000        130,000
                                                              ===========    ===========

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (168,117)        (6,578)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   138,646         47,208
                                                              ===========    ===========
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   (29,471)   $    40,630
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURES
       Interest Paid                                          $     3,598    $        --
                                                              ===========    ===========
       Income Taxes Paid                                      $       --     $       770
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION
==============================

     The interim financial statements of Centale, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's registration statement on Form 10KSB for the year ended March 31, 2005.

     The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include nonrecurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital, and stock awards.

NOTE B - RECLASSIFICATIONS
==========================

     Certain reclassifications have been made to the prior year financial statement presentation to correspond to the current year's format. Total equity and net income are unchanged due to these reclassifications.

NOTE C - COMMON STOCK
=====================

During the six months ended September 30, 2005, the Company raised capital through the issuance of 840,000 shares of its common stock for $ 548,000 and 1,200,000 shares of its common stock for services valued at $793,210.

NOTE D - GOING CONCERN
======================

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $1,767,285 through September 30, 2005.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to raise working capital through equity offerings and future profitable operations.

NOTE E - NOTES PAYABLE - STOCKHOLDERS
=====================================

     Notes Payable Stockholders consists of two separate notes owed to stockholders totaling $375,000. Both notes are unsecured, demand promissory notes and were executed on June 28, 2005. The first note which was issued to the Company's Chairman and CEO, Patrick Parker, is in the principal amount of $200,000 with no interest. The second note, also executed on June 28, 2005, is for $175,000 and also carries no interest. In exchange for zero interest rate and the individuals loaning the money to the Company, the Company issued one share of stock for each dollar loaned. Thus a total of 375,000 shares of stock were issued in consideration of the loans. In the second quarter, approximately another $300,000 was lent to the Company by the CEO as an unsecured loan payable on demand.

NOTE F - ACQUISITIONS
=====================

     On June 21, 2005 the Company signed a letter of intent agreeing to acquire the assets, technologies, and Intellectual Properties of Solarbaybies, Inc., a New York corporation. The Company agreed to pay a deposit of $25,000 upon signing of the letter of intent. The $25,000 was used to pay for software technology provided by Solarbaybies.

     On July 22, 2005 the transaction closed and the Company acquired all of the assets, technologies, and Intellectual Properties of Solarbaybies, Inc., a New York corporation. The Company paid an additional $75,000 at the close. The Company also issued a total of 500,000 shares of common stock to the owner of Solarbaybies, Moses Johnson. Mr. Johnson received 100,000 shares at the close of the transaction and 133,333 shares will vest on each anniversary date after the close as long as Mr. Johnson is employed by the Company. In addition to the purchase of the Company assets Mr. Johnson agreed to a three year employment contract in which the Company agrees to pay a monthly salary of $10,000 to Mr. Johnson.

NOTE G - PREPAID EXPENSES (ADVERTISING)
=======================================

  On September 28, 2005 the company issued 375,000 shares at $2 per share of stock in exchange for advertising time in various media outlets. Media outlets included radio, television, newspaper/magazines and internet. Total retail value of the advertising received is estimated to be $8 million. An additional $400,000 of advertising was received from Forbes.com in exchange for services provided by the company to Forbes. Services include software development and development of Forbes market catalyst. Both above arrangements are agreed to to upon as per specific contractual arrangements made with all parties concerned.

NOTE H - SUBSEQUENT EVENTS
==========================

     On November 3, 2005 Centale, Inc. issued 1,000,000 shares of common stock to its CEO, Patrick Parker, in satisfaction of $500,000 in loans made to Centale, including payment of $212,275 of the Company's expenses.

     Company is no longer a development stage company due to significant revenues.

     The Company owes $62,000 to a related party, for software development services. The President of the software development company was a member of Centale's Board of Directors when the debt was incurred..

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis contains various "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

     Management's Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation ("MD&A") should be read in conjunction with the financial statements included herein. Further, this quarterly report on Form 10=QSB should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2005 Annual Report on Form 10KSB.

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY
==============================================

     Centale is an online marketing direct response firm and technology solutions provider that is rapidly approaching its goal of becoming a powerful leader in its industry. Centale began to organize its business in February 2004. Since the Company's organization we were primarily engaged in developing our business plan, recruiting executive management and a sales staff, and organizing the network of affiliations necessary to maximize the market potential. With recent acquisitions, Centale owns and has proprietary rights to over 40 products that enable its clients to establish branding and imaging, and to produce measurable marketing results. The Company has full state-of-the-art in-house production facilities, edit suites, and an experienced team of programmers and designers. Management has an extensive background in the Financial Markets, Investor Relations and Direct Response Marketing. With a growing client roster including firms like Forbes.com, Thane, Complete Identity, Pet Ecology, Stock picks.com and many others, and a genuine focus and insight into both established trends and new technologies, Centale is positioned to become a leader in its industry.

     Centale's cornerstone technology is its premier application, "The Catalyst EV," a next generation, electronic, 1 to 1 communication platform that sends direct to the desktop, 24/7, real time data, audio, video, rich media, and text, that alerts your end user that they have a message. With nearly 100% open rate and viral marketing capability, the Catalyst EV(TM) empowers Centale's client's, shareholders, fans, affinity groups, or consumers to be the client's marketing force. The Catalyst EV is a force in establishing a direct line of one to one communication, non-competitive with e-mail, that provides a rich media experience for the end user, creating value by branding and establishing our client's image on the end user's desktop.

     Music-On-Demand is a new Centale desktop application acquired as part of the Solorbaybies acquisition that allows users to instantly find any song or playlist and listen to it. Its unique patent pending search engine allows users to search for music and video and play them without downloading. With access to millions of songs online, Music-On-Demand provides stickiness to the Catalyst, keeping users coming back time after time, regardless of whether they have gotten a message to come back or not.

     Centale instant messenger connects simultaneously to AOL, MSN, ICQ, Yahoo, Jabber, IRC, Napster, Gadu Gadu and other networks, more networks than Trillian instant messenger. The instant messenger is yet another feature that can add stickiness to Centale's products, or simply be a stand alone Revenue Producer.

     Centale web browsers can be customized to access different types of content. Features include built-in-pop-up killer, built-in commands and scripting, on-line transactions for e-commerce, tabbed multi-site web browsing, RSS feeds auto-log-in, saving of group pages, access to chat and forums and more. Including contextual advertising and banner advertising this allows Centale to generate more revenue streams, as Universal IM become utilized in a growing number of desktops.

     Centale uses leading-edge streaming technology to deliver high-impact branded video presentations, video e-mails, video press releases, and newsletters. Combined with the catalyst to facilitate a "rich media " viewing experience.

RESULTS OF OPERATIONS-COMPARISON OF SIX MONTHS ENDED SEPTEMBER 30, 2005 TO SEPTEMBER 30, 2004

GROSS REVENUES AND COSTS OF OPERATIONS
======================================

     Centale, Inc. realized revenue of $784,884 through September 30, 2005 compared to incidental revenue of only $10,200 for the six months ended September 30, 2004. During the quarter ended June 30, 2005 Centale continued to organize the network of affiliations necessary to enter into the business of developing and distributing the desktop software solutions. During the current quarter, the Company attended numerous industry specific trade shows. This process improved Centale's marketability in the industry, which has opened doors to many large companies worldwide. Toward that end we engaged new hires for our Florida office, consultants and legal and accounting professionals to assist us in maximizing the business opportunities available to us. The additional increase in expenses for this expansion resulted in additional expenses of approximately $1.2 million mainly as a result of additional advertising costs and salaries and wages.

     We expect our technology costs as compared to sales to decrease steadily during the next year for several reasons. First, we are structuring our client licenses to permit us to reuse most of the technology that we develop to our client's order. This will afford us an inventory of applications that we can market to new customers with modest development expense attached. Secondly, we expect margins to increase in that our licenses usually include annual fees. Our contracts to date, for example, include a total of $270,000 in annual license and usage fees. Third, we have developed an on-line marketing program along with over 423 proprietary domain names and sites and thousands of affiliated websites. Fourth, as a result of the Solarbaybies acquisition we have access to additional revenue streams that should improve our margins. Our direct costs associated with these revenue sources is anticipated to be very low.

     The advertising fees of $312,552 that we incurred during the six months ended September 30, 2005 primarily consist of trade shows and on-line advertising. We also incurred accounting and legal expense in connection with the efforts required to become an SEC reporting Company, and the ongoing reports that we filed. These expenses will continue in the future as the growth of our business will entail the need for legal and finance experience.

     Our business activities during the first six months of fiscal 2005 resulted in $1,508,268 in total expenses. Besides the specific items discussed above, most of this expense was related to the creation and staffing of our Ft. Lauderdale office and Centale's initial marketing efforts. Our Ft. Lauderdale office is now fully-functional and well-staffed; so we do not expect our office expenses to increase significantly in the near future. Our marketing expenses, however, will increase as much as our available cash permits, since it is our plan to devote all available resources to the task of capturing the attention of the Internet community and placing the Company's products on as many desktops as possible during the next 18 months. Toward that end we have already obtained 17 new contracts representing $940,900 in development fees. Included in that number, is a $100,000 development fee by Forbes.com for the Catalyst EV(TM) or market fragger that Forbes.com intends to distribute to its subscribers. We expect that distribution to give our marketing efforts a substantial boost, as it will notify the Internet community of the value that an industry leader like Forbes.com sees in our product. In regard to the Forbes.com contract, Centale is building a real time comprehensive news and stock alert platform that will be key word programmable. This subscription based platform called the "Market Fragger" will be the first application of its kind to run on PC's, Mac's, and PCD's. The monthly subscription will be $49.95 per month and will be marketed to viewers of the Forbes.com which currently ranks in the top 10 traffic generating websites in the US. Once Centale recoups all of its development fee, Centale and Forbes.com will share Market Fragger revenue on a 50/50 basis. The Forbes.com market fragger is anticipated to be implemented by the end of the third quarter.

     We are currently negotiating with a number of individuals and companies holding technology that is complementary to ours. We are targeting acquisitions that are likely to have a significant effect on our revenue. At the same time, these acquisitions may effect a substantial revision to the make-up of our expenses, as well as to our expectations regarding gross and net margins.

NET LOSS
========

     There was a net loss of $722,914 for the six months ended September 30, 2005 as compared to a net loss of $322,807 for the six months ended September 30, 2004. As discussed above, the increased loss is mainly a result of increased expenses as a result of additional personnel, advertising and professional fees.

RESULTS OF OPERATIONS-COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2005 TO SEPTEMBER 30, 2004

GROSS REVENUES AND COSTS OF OPERATIONS
======================================

     Centale, Inc. realized revenue of $452,884 for the three months ended September 30, 2005 compared to incidental revenue of only $8,700 for the three months ended September 30, 2004 due to the aforementioned reasons.

     The advertising fees of $75,294 that we incurred during the quarter ended September 30, 2005 primarily consist of trade shows and on-line advertising. We also incurred accounting and legal expenses in connection with the efforts required to become an SEC reporting company, and the ongoing reports that we filed. These expenses will continue in the future as the growth of our business will entail the need for legal and finance experience. The ratio of these expenses to our revenue will decrease dramatically as our full-scale operations yield a dramatic increase in revenue.

NET LOSS
========

     There was a net loss of $276,465 for the three months ended September 30, 2005 as compared to a net loss of $161,361 for the three months ended September 30, 2004. As discussed above, the increased loss is mainly a result of increased expenses as a result of additional personnel, advertising and professional fees.

LIQUIDITY AND CAPITAL RESOURCES
===============================

     In this first year of our business, our operations were funded primarily by the private sale of equity and debt to officers and directors. During the first six months of fiscal 2006, the total proceeds of these debt offerings were $448,000. Through September 30, 2005 we had used most of those funds for our operations. As of September 30, 2005 we had managed to remain fairly current in paying our debts.

     The cash generated is to be used mainly for payroll and a recent acquisition. See financial footnote for a description of the acquisition. Since April 1, 2006 we have obtained $448,000 from the sale of our common stock. At the present time, however, our cash consumption is nearly $150,000 per month, as we are committing our cash to a variety of marketing initiatives to fund growth.
 As a result, we will require additional capital. We will seek to secure the additional capital from institutions and private investors. At the present time, however, no one has committed to provide us any additional funds.

         On September 30, 2005 our liquid assets consisted of $102,847 in accounts receivable. At the same time we had $731,226 in current liabilities. Our ability to continue operations for the duration of the coming year will depend on our ability to raise additional funds through the sale of debt or equity. If we are not successful in raising funds or do not raise sufficient funds to fully implement our business plan, we will have to reduce the scale of our operations. We believe that we can continue in operation for another year without additional funds, albeit at a dramatically reduced level of operations.

OFF-BALANCE SHEET ARRANGEMENTS
==============================

     Centale is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations as defined in the Regulations of the Securities and Exchange Commission.


ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of September 30, 2005, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our Company would be made known to them. Further, based on that evaluation, the chief officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                            PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

     None



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended September 30, 2005 Centale sold 47,500 shares of common stock to a total of four investors. The shares were sold for $95,000 in cash. The sale was exempt pursuant to Section 4(6) of the Act since the sale was made to accredited investors and pursuant to Section 4(2) of the Act since the sale was made pursuant to Rule 506. There were no underwriters.

            During the three months ended September 30, 2005 Centale issued 14,000 shares of common stock to the principals of a firm providing bookkeeping and internal accounting services to Centale. The shares were issued in consideration for services valued at $28,000. The sales were exempt pursuant to
Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Centale and were acquiring the shares for their own accounts. There were no underwriters.

           On July 11, 2005 Centale issued 200,000 shares of common stock to an employee of Centale. The shares were issued in consideration for services valued at $100,000. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and was acquiring the shares for his own account. There were no underwriters.

            On August 2, 2005 Centale issued 500,000 shares of common stock to Moses Johnson. The shares were issued in consideration for Mr. Johnson's transfer to Centale of certain technologies valued at $500,000. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and was acquiring the shares for his own accounts. There were no underwriters.

           On August 17, 2005 Centale issued a total of 375,000 shares to its CEO and one other investor. The shares were issued in consideration for the shareholders' loans to Centale, and were valued at $375,000. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Centale and were acquiring the shares for their own accounts. There were no underwriters.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



ITEM 5. OTHER INFORMATION

     None



ITEM 6. EXHIBITS

EXHIBIT LIST      DESCRIPTION
------------      --------------------------------------------------------------
   31.1           Rule 13a=14(a) Certification - Patrick T. Parker

   31.2           Rule 13a=14(a) Certification - Juan C. Ferreira

   32             Rule 13a=14(b) Certifications

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CENTALE, INC.


                                         By: /s/ Patrick T. Parker
                                             -----------------------------------
                                             Patrick T. Parker,
                                             Chief Executive Officer


                                         By: /s/ Juan C. Ferreira
                                             -----------------------------------
                                             Juan C. Ferreira,
                                             Director, President Chief Financial
                                             and Chief Accounting Officer


Dated:  November 14, 2005