Form 10QSB
period 2005-12-31
Centale, Inc.
filed 2006-02-14
CIK 1297965

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934. For the quarterly period ended December 31, 2005.

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

                          Yes   [X]     No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of February 13, 2005 the number of shares outstanding of the Registrant's common stock was 20,160,398 shares, $.01 par value.

Transitional Small Business Disclosure Format:       Yes   [ ]     No  [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                                  CENTALE, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Balance Sheets at March 31, 2005 and December 31, 2005

         Statements of Operations for the Nine Months Ended December 31, 2005
            and 2004

         Statements of Operations for the Three Months Ended December 31, 2005
            and 2004

         Statement of Changes in Stockholders Equity (Deficit)

         Statements of Cash Flows for the Nine Months Ended December 31, 2005
            and 2004

         Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

                         PART 1 - FINANCIAL INFORMATION

                                  CENTALE, INC.
                                  BALANCE SHEET

                                                                                DECEMBER 31,     MARCH 31,
                                                                                    2005           2005
                                                                                ------------   -----------
                                                                                (UNAUDITED)
ASSETS
CURRENT ASSETS:
      Cash and Cash Equivalents                                                 $       -0-    $   138,646
      Employee Receivable                                                               -0-         43,999
      Prepaid Expenses                                                              981,980            -0-
      Accounts Receivables, net allowances
          for doubtful accounts                                                     110,512            -0-
                                                                                -----------    -----------
                 Total Current Assets                                             1,092,492        182,645
                                                                                -----------    -----------
FIXED ASSETS:
      Furniture, Fixtures and Equipment                                              72,733         41,571
      Less: Accumulated Depreciation                                                (13,106)        (1,106)
                                                                                -----------    -----------
                 Net Fixed Assets                                                    59,627         40,465
                                                                                -----------    -----------
OTHER ASSETS:
      Security Deposits                                                              16,405         16,405
      Software Development                                                          288,050        150,000
      Software Technology                                                           200,000        100,000
      Less Accumulated Amortization                                                 (43,750)       (25,000)
                                                                                -----------    -----------
                 Net Other Assets                                                   460,705        241,405
                                                                                -----------    -----------
                 TOTAL ASSETS                                                   $ 1,612,824    $   464,515
                                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts Payable and Accrued Expenses                                     $   726,169    $    58,202
      Cash Overdraft                                                                 24,595            -0-
      Note Payable - Stockholder                                                    175,000         50,000
                                                                                -----------    -----------
                 TOTAL CURRENT LIABILITIES                                          925,764        108,202
                                                                                -----------    -----------
STOCKHOLDERS' EQUITY:
      Common Stock: $.01 Par, 250,000,000 Shares Authorized
            16,766,000 and 20,160,398 Shares Issued
            and Outstanding as of March 31, 2005

            and December 31, 2005, respectively                                     201,604        167,660
      Additional Paid-in Capital                                                  2,969,502      1,233,024
      Deficit Accumulated During Development Stage                               (2,484,046)    (1,044,371)
                                                                                -----------    -----------
                 Total Stockholders' Equity                                         687,060        356,313
                                                                                -----------    -----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,612,824    $   464,515
                                                                                ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                   ---------------------------
                                                      2005            2004
                                                   -----------    ------------

REVENUES                                           $   881,258    $     36,200
EXPENSES:

          Advertising                                  379,100           2,933

          Amortization                                  18,750          12,500
          Consulting Services                          234,585         289,463

          Depreciation                                  12,000             102

          Insurance                                     65,796           7,038

          Interest                                       3,598           3,319

          Miscellaneous                                 83,246          10,831
          Office Expenses                              136,025          48,071
          Officers' Compensation                       183,697          44,200

          Organization Expenses                            -0-          30,000
          Professional Services                        184,335          63,595

          Rent                                         127,885             -0-
          Salaries and Wages                           546,207           1,556
          Technology Services                          250,931          11,885

          Travel                                        95,365          10,600
                                                   -----------    ------------
                  Total Expenses                     2,321,520         536,093
                                                   ------------   ------------
LOSS FROM OPERATIONS                                (1,440,262)       (499,893)


OTHER INCOME                                               587             113
                                                   -----------    ------------
NET LOSS FOR THE PERIOD                            $(1,439,675)   $   (499,780)
                                                   ===========    ============
LOSS PER SHARE:
          Basic                                    $     (0.08)   $      (0.05)
                                                   -----------    ------------
          Fully Diluted                            $     (0.08)   $      (0.05)
                                                    ----------    ------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
          Basic                                     17,501,000      10,790,077
                                                   -----------    ------------
          Fully Diluted                             17,501,000      10,790,077
                                                   -----------    ------------

   The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2005           2004
                                                   -----------    ------------

REVENUES                                           $    96,374    $     26,000
EXPENSES:

          Advertising                                   66,548             684

          Amortization                                   6,250          12,500
          Consulting Services                           60,470          85,165

          Depreciation                                   4,000             102

          Insurance                                     25,016           2,855

          Interest                                         -0-           3,319

          Miscellaneous                                 61,779           9,042
          Office Expenses                               44,156          23,262
          Officers' Compensation                        65,000          44,200

          Organization Expenses                            -0-             -0-
          Professional Services                         74,855          10,663

          Rent                                          54,292             -0-
          Salaries and Wages                           177,531           1,556
          Technology Services                          131,630           1,885

          Travel                                        40,725           7,853
                                                   -----------    ------------
                  Total Expenses                       812,252         203,086
                                                   -----------    ------------
LOSS FROM OPERATIONS                                  (715,878)       (177,086)


OTHER INCOME                                               -0-             113
                                                   -----------    ------------
NET LOSS FOR THE PERIOD                            $  (715,878)   $   (176,973)
                                                   ===========    ============
LOSS PER SHARE:
          Basic                                    $     (0.04)   $      (0.01)
                                                   -----------    ------------
          Fully Diluted                            $     (0.04)   $      (0.01)
                                                   -----------    ------------
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING:
          Basic                                     17,972,667      13,561,308
                                                   -----------    ------------
          Fully Diluted                             17,972,667      13,561,308
                                                   ------------   ------------

 The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                      COMMON STOCK
                                                -------------------------     ADDITIONAL                 STOCKHOLDERS'
                                                 NUMBER OF                     PAID-IN     ACCUMULATED     EQUITY
                                                  SHARES         VALUE         CAPITAL       DEFICIT      (DEFICIT)
                                                ----------    -----------     ----------   -----------   -------------
BALANCE - MARCH 31, 2004                         8,129,000    $    81,290     $  127,194   $  (178,568)   $   29,916

Common Stock Issued for Cash                     1,702,000         17,020        902,980            --       920,000

Common Stock Issued in Satisfaction
   of Note Payable                               1,000,000         10,000         90,000            --       100,000

Common Stock Issued in Exchange
  for Services                                   5,935,000         59,350        112,850            --       172,200

Net Loss for the Period                                 --             --             --      (865,803)     (865,803)
                                                ----------    -----------     ----------   -----------    ----------
BALANCE - MARCH 31, 2005                        16,766,000    $   167,660     $1,233,024   $(1,044,371)   $  356,313

Common Stock Issued for Cash                       840,000          8,400        539,600            --       548,000

Common Stock Issued in Exchange for Services     1,054,398         10,544        774,082            --       781,230

Common Stock Issued in Satisfaction
   of Note Payable                               1,000,000         10,000        427,796            --       429,212

Net Loss for the Period (Unaudited)                     --             --             --    (1,439,675)   (1,439,675)
                                                ----------    -----------     ----------   -----------    ----------
BALANCE - DECEMBER 31, 2005                     20,160,398    $   201,604     $2,969,502   $(2,484,046)   $  687,060
                                                ==========    ===========     ==========   ===========    ==========

 The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                      DECEMBER 31,
                                                              --------------------------
                                                                  2005           2004
                                                              -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss for the Period                                    $(1,439,675)    $ (499,780)

NON-CASH ADJUSTMENTS:
   Depreciation and Amortization                                   30,750         12,602
   Common Stock Issued in Exchange for Services                   781,230         57,200
   Common Stock Issued in Exchange for Note Payable               437,796            -0-
   Demand Loan Issued in Exchange for Accrued
    Bonus to Officer                                                  -0-        125,000

CHANGES IN ASSETS AND LIABILITIES:
   Accounts Receivable                                           (110,512)           -0-
   Employee Receivable                                             43,999            -0-
   Other Prepaid Expenses                                        (981,980)         7,708
   Accounts Payable and Accrued Expenses                          671,363         43,196
                                                              ===========     ==========
               Net Cash Flows from Operating Activities          (567,029)      (254,074)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Software Development Costs                                    (238,050)       (50,000)
   Acquisition of Fixed Assets                                    (31,162)        (3,681)
                                                              ===========     ==========
               Net Cash Flows from Investing Activities          (269,212)       (53,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Stockholder-Note Payable (Net)                                 125,000            -0-
   Proceeds from Issuance of Common Stock                         548,000        445,000
                                                              ===========     ==========
               Net Cash Flows from Financing Activities           673,000        445,000
                                                              ===========     ==========

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (163,241)       137,245

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   138,646         47,208
                                                              ===========     ==========
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   (24,595)    $  184,453
                                                              ===========     ==========
SUPPLEMENTAL DISCLOSURES
       Interest Paid                                          $     3,598     $       --
                                                              ===========     ==========
       Income Taxes Paid                                      $        --     $      770
                                                              ===========     ==========

SUPPLEMENTAL DISCLOSURES of Non-Cash Investing and
Financing Activities:
Acquisition of Software Development Costs via
 Issuance of Common Stock                                     $    75,000     $  100,000

Acquisition of Software Technology via
 Issuance of Note Payable                                     $       -0-     $  100,000

Conversion of Note Payable into
 Common Stock                                                 $   429,212     $  100,000

   The accompanying notes are an integral part of these financial statements.

                                  CENTALE, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
------------------------------

     The interim financial statements of Centale, Inc. (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10KSB for the year ended March 31, 2005.

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

NOTE C - COMMON STOCK
---------------------

     During the nine months ended December 31, 2005, the Company raised capital through the issuance of 840,000 shares of its common stock for $ 539,600. The Company also issued 1,054,398 shares of its common stock for services valued at $781,230 and issued 1,000,000 shares of its common stock in satisfaction of a note payable to its previous CEO in the amount of $429,212.

NOTE D - GOING CONCERN
----------------------

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $2,484,046 through December 31, 2005.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to raise working capital through equity offerings and future profitable operations.

NOTE E - NOTES PAYABLE - STOCKHOLDERS
-------------------------------------

     Note Payable - Stockholders consists of a note payable to a stockholder in the principal amount of $175,000. The note, executed on June 28, 2005, is an unsecured, demand promissory note that does not accrue interest.

     During the Company's second and third fiscal quarters, the Company's then-CEO loaned money to the Company and incurred expenses on its behalf totaling $429,212. On November 3, 2005 Centale issued 1,000,000 shares of common stock in satisfaction of the debt.

NOTE F - ACQUISITIONS
---------------------

     On July 22, 2005 the Company acquired all of the assets, technologies, and intellectual property of Solarbaybies, Inc., a New York corporation. The Company paid $100,000 to Solarbaybies. The Company also issued 500,000 shares of common stock to the owner of Solarbaybies, Moses Johnson, in exchange for his interest in the Music-On-Demand technology. 100,000 of the shares vested immediately. 133,333 of the shares will vest on each anniversary date after the close as long as Mr. Johnson is employed by the Company. Mr. Johnson also entered into a three-year employment agreement with the Company, which calls for a monthly salary of $10,000.

     On December 7, 2005 the Company acquired the capital stock of Revolution Ads in exchange for 500,000 shares of common stock to be issued on January 3, 2006. Brandon Kittendorf, the owner of Revolution Ads, warranted in the Stock Purchase Agreement that Revolution Ads owned over 37 million opt-in email addresses. At the same time, the Company entered into an employment agreement with Mr. Kittendorf under which Mr. Kittendorf will serve as Senior Vice President and Director of Online Marketing for an annual salary of $120,000 and certain performance bonuses. In compensation for his employment, the Company issued an additional 500,000 shares of common stock to Mr. Kittendorf in 2006, which will vest over the three-year term of the employment agreement.

NOTE G - PREPAID EXPENSES (ADVERTISING)
---------------------------------------

      On September 28, 2005 the Company issued 375,000 shares of common stock in exchange for rights to use advertising time in various media outlets. The shares were valued at $2.00 per share, which was the fair value of the shares on that date based on contemporaneous arms-length transactions. The media outlets in which the Company may exercise its rights include radio, television, newspaper/magazines and internet. Total retail value of the advertising rights is estimated by the vendor to be $8 million.

      The Company has received the right to use $400,000 of advertising from Forbes.com in exchange for services provided by the Company to Forbes. The services include software development and development of Forbes Market Fragger.

      During the nine months ended December 31, 2005, the Company used $125,000 of the advertising rights received in September and $75,000 of the advertising rights received from Forbes.com. The book value of the rights used has been charged to advertising expense in the period in which the advertising was broadcast.

NOTE H - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company owes $62,000 to a software development company for software development services. The President of the software development company is a member of Centale's Board of Directors.

NOTE I - SUBSEQUENT EVENTS
--------------------------

     On January 16, 2006, Patrick T. Parker resigned from his position as Centale's Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
----------------------------------------------------

     This Report contains certain forward-looking statements regarding Centale, its business and its financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     >> Our business plan has been modified substantially during the past twelve months. As a result, the newness of our marketing program could cause us to experience unforeseen difficulties in achieving an effective distribution of our products.

     >> We rely on outsourcing for all of our technological development and implementation. If we experience problems with our vendors, our results could be significantly impaired.

     >> Our technology could be replicated by a skilled software developer. Therefore, if we are successful in implementing our marketing program, we may attract significant competition that could have a negative effect on our financial results.

     Because these and other risks may cause Centale's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that Centale will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

SUMMARY OVERVIEW AND OVERALL BUSINESS STRATEGY
----------------------------------------------

     Centale is an online marketing and technology solutions provider. Centale began to organize its business in February 2004. From that time, we have been primarily engaged in developing our business plan, recruiting executive management and a sales staff, and organizing the network of affiliations necessary to maximize the market potential of our technology. With recent acquisitions, Centale owns or has proprietary rights to over 40 online products that enable our clients to establish corporate branding and product imaging.

     Centale's cornerstone technology is incorporated into our premier application, the "Catalyst EV(TM)". The Catalyst EV(TM) is an online communications platform that sends real time data, audio, video, rich media or text direct to the target's desktop, 24/7. The Catalyst EV(TM) enables our clients to capture the prime online "real estate" for their marketing efforts - their customer's computer desktop.

     Our acquisition of Revolution Ads in December 2005 has provided us an inventory of 65 million opt-in email records, each matched with a corresponding postal record and each demographically classified by various "select" criteria such as age, gender, income, etc. By combining that inventory with our communications technology, we can now offer our customers a solution not available from the software developers or the "list" houses: the ability to send their marketing messages wrapped in an "executable" (i.e. our Catalyst EV(TM)) to an audience selected along the precise demographic criteria requested by the customer. In addition, unlike many "list" companies, we hold AOL "white list" and "bonded sender" designation. These designations mean that we can serve our customers' online marketing campaigns with full permission to pass through the servers of any of the 32,000 Internet Service Providers globally, and remain compliant with the Can Spam Act of 2003.

     The menu of useful applications that we can program into a Catalyst EV(TM) for our clients is intended to maximize the value of the Catalyst EV(TM), and so maximize the benefit to our client as well as the role of our software in the end-user's online experience. For example, our "Music-On-Demand" application allows users to instantly find any song or playlist and listen to it. Its unique patent-pending search engine allows users to search for music and video online and play them without downloading. With access to millions of songs online, Music-On-Demand provides stickiness to the Catalyst, keeping users coming back time after time, regardless of whether they have gotten a message to come back or not.

RESULTS OF OPERATIONS

GROSS REVENUES AND COSTS OF OPERATIONS
--------------------------------------

     Centale realized revenue of $881,258 during the nine months ended December 31, 2005, compared to incidental revenue of $36,200 for the nine months ended December 31, 2004. Our revenue fell substantially short of our goals for a number of reasons. First, we have in the past twelve months significantly reoriented our business plan from a focus on software development to a more sophisticated focus on providing targeted marketing programs through the use of our software systems. This reorientation has delayed implementation of necessary marketing initiatives. Second, our lack of cash resources has limited both our marketing efforts and our ability to service the backlog of contracts that we have procured. Nevertheless, our efforts to date opened doors to many large companies worldwide. Based on the contracts already secured and those under negotiation, we expect to see a dramatic increase in revenue in the early portion of fiscal 2007.

     Because we acquired our operating assets in capital transactions, our primary expense is marketing. The advertising fees of $379,100 that we incurred during the nine months ended December 31, 2005 primarily consist of trade shows and on-line advertising. In addition, the greater portion of the $546,207 in salaries and wages that we incurred was attributable to our sales staff. As our resources grow, we expect both of these expense items to increase, but to become proportionate to our revenue.

     At the same time, because we anticipate significant growth in the next fiscal year, we have substantially increased our personnel expenses, as we engaged new hires for our Florida office, as well as consultants and legal and accounting professionals to assist us in maximizing the business opportunities available to us. The professional fees of $283,335 that we incurred during the nine months ended December 31, 2005 reflected this growth orientation, as well as the efforts we expended in becoming registered with the Securities and Exchange Commission as a reporting company and becoming listed on the OTC Bulletin Board. These expenses will continue in the future as the growth of our business will entail the need for legal and finance experience.

     We expect our ratio of technology costs to sales to decrease steadily during the next year for several reasons. First, we are structuring our client licenses to permit us to reuse most of the technology that we develop to our client's order. This will afford us an inventory of applications that we can market to new customers with modest development expense attached. Secondly, we expect margins to increase because our licenses usually include annual fees. Our contracts to date, for example, include a total of $737,000 in annual license and usage fees. Third, the products and applications that we acquired from Solarbaybies in July, provide us high margin revenue streams.

     Our activities during the first nine months of fiscal 2006 resulted in $2,321,520 in total expenses. Besides the specific items discussed above, most of this expense was related to the creation and staffing of our Ft. Lauderdale office and Centale's initial marketing efforts. Our Ft. Lauderdale office is now fully-functional and well-staffed; so we do not expect our office expenses to increase significantly in the near future. Our marketing expenses, however, will increase as much as our available cash permits, since it is our plan to devote all available resources to the task of capturing the attention of the Internet community and placing the Company's products on as many desktops as possible during the next 18 months. Toward that end we have already obtained 17 new contracts representing $940,900 in development fees. Included in that number, is a $100,000 development fee by Forbes.com for the Catalyst EV(TM) or Market Fragger that Forbes.com intends to distribute to its subscribers. We expect that distribution to give our marketing efforts a substantial boost, as it will notify the Internet community of the value that an industry leader like Forbes.com sees in our product.

     In regard to the Forbes.com contract, Centale is building a real time comprehensive news and stock alert platform that will be key word programmable. This subscription based platform, called the "Market Fragger," will be the first application of its kind to run on PC's, Mac's, and PCD's. The product will be marketed to subscribers to Forbes.com at a subscription rate of $49.95 per month. Forbes.com currently ranks in the top 10 traffic generating websites in the U.S. Once Centale recoups all of its development fee, Centale will share Market Fragger revenue on a 50/50 basis, net of bandwith and merchant fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Our operations to date have been funded primarily by the private sale of equity to investors, with occasional short-term loans contributed by our officers, directors or shareholders. During the first nine months of fiscal 2006, the total proceeds of these equity and debt offerings were $968,812. Through December 31, 2005 we had used all of those funds for our operations.

     At December 31, 2005 our working capital totaled $166,728. That calculation, however, includes prepaid expenses of $1,093,812, most of which is advertising rights. Our liquid assets at December 31, 2005 consisted of only $110,512 in accounts receivable, compared to accounts payable and accrued expenses totaling $726,169.

     During the quarter ended December 31, 2005 our cash consumption was nearly $300,000 per month, as we were committing our cash to a variety of marketing programs to fund growth. Since the end of the fiscal quarter we have implemented a number of initiatives to dramatically reduce our cash consumption. We expect our cash consumption for the fourth fiscal quarter to be approximately $100,000 per month. While this program may slow our growth, it provides us the stability we need to sustain our operations until our marketing initiatives provide cash flow to support the company.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

     Centale is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations as defined in the Regulations of the Securities and Exchange Commission.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of December 31, 2005, have concluded that as of the December 31, 2005 our disclosure controls and procedures were adequate and designed to ensure that material information relating to our Company would be made known to them. Further, based on that evaluation, the chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     During November 2005 Centale issued 21,998 shares of common stock to a total of four individuals. The shares were issued in consideration of consulting services. The shares were valued at the market value on the date of issuance. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Centale and were acquiring the shares for their own accounts. There were no underwriters.

     During November 2005 Centale issued 200,000 shares of common stock to the principals of a firm providing advertising rights to Centale. The shares were valued at the market price on the date the contract was negotiated, which was $2.00 per share. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Centale and were acquiring the shares for their own accounts. There were no underwriters.

     During November 2005 Centale issued a total of 195,000 shares of common stock to 19 employees of Centale. The shares were issued in consideration for services valued at the market price of the shares on the date of issuance. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Centale and were acquiring the shares for their own accounts. There were no underwriters.

     During November 2005 Centale sold 250,000 shares of common stock to a member of its Board of Directors for a cash payment of $125,000. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and was acquiring the shares for his own accounts. There were no underwriters.

     During November 2005 Centale issued 1,000,000 shares of common stock to its CEO. The shares were issued in satisfaction of $429,212 in loans and expense reimbursement obligations. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and was acquiring the shares for his own account. There were no underwriters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

EXHIBIT LIST      DESCRIPTION
------------      --------------------------------------------------------------
   31             Rule 13a-14(a) Certification - Juan C. Ferreira

   32             Rule 13a-14(b) Certification - Juan C. Ferreira

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTALE, INC.


                                    By: /s/ Juan C. Ferreira
                                        ----------------------------------------
                                        Juan C. Ferreira,
                                        Chief Executive Officer, Chief Financial
                                        and Chief Accounting Officer

Dated:  February 13, 2006