Form 10QSB/A
period 2005-12-31
Centale, Inc.
filed 2006-04-07
CIK 1297965

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                  FORM 10-QSB/A
                                  (Amendment #1)

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

Transitional Small Business Disclosure Format:       Yes   [ ]     No  [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

Amendment #1
------------

This amendment is being filed because Note G to the Financial Statements in the original filing attributed $400,000 in advertising rights to the wrong source, which is corrected in this amendment.


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

      The Company has received the right to use $400,000 of advertising from Global Media Fund, LLC in exchange for services provided by the Company to Global Media Fund, LLC. The services involve custom software development.

      During the nine months ended December 31, 2005, the Company used $200,000 of the advertising rights that it had received during the year. The book value of the rights used has been charged to advertising expense in the period in which the advertising was broadcast.

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