Form 10KSB
period 2006-03-31
Centale, Inc.
filed 2006-07-14
CIK 1297965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the fiscal year ended March 31, 2006.

                                    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                          Commission File No. 0-50863

                                 CENTALE, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

          New York                                     30-0299889
   -----------------------------------------------------------------------
    (State or other jurisdiction             (I.R.S. Employer ID Number)
     of incorporation or organization)

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

Check whether the issuer is not required to file reports pursuant to Section
13 or 15(d) of the Exchange Act.    Yes [ ]   No  [X]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

State the issuer's revenues for its most recent fiscal year: $ 265,990.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates as of July 10, 2006 was $3,877,412.

As of July 10, 2006 the number of shares outstanding of the Registrant's common stock was 30,464,863 shares, $.01 par value.

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

     In February 2004 Centale began to develop and implement its current business plan. In the subsequent two years Centale completed the development of its core technology, acquired complementary technologies and businesses, and expanded its business scope. Today, Centale presents itself to the Internet industry as the source for fully-integrated online marketing programs. The components of our online marketing programs are:

     > The Desktop Software Applications. Centale's cornerstone technology is a customized desktop software application that we call the "Catalyst EV(tm)." Recently we introduced a version of Catalyst EV(tm) designed specifically for public companies and participants in the financial services industry, which we call
        "ComPro(tm)."   Our Catalyst EV(tm) and ComPro are desktop
        communications platforms that are programmable, interactive, and can be distributed either as a downloadable hyperlink on a website, or as an e-mail attachment. Catalyst EV(tm) or ComPro can be a platform for whatever text, graphics or functions a customer wants to communicate directly through the desktops of its end users.

     > The Menu of Sticky Technologies. During fiscal 2006 Centale acquired the assets and personnel of Solarbaybies, Inc., a Philadelphia-based developer of online and wireless technologies.
        As a result of this association, Centale now has over 40 applications that it can offer clients, either on a standalone basis of as components of a Catalyst EV(tm). Included in our menu of available applications is the first beta version of WiFi Radio, which we expect to be the first independent wireless entertainment application made available for free download.

     > The Email Lists. Centale now has a database of over 100 million opt-in email addresses. 75 million of them have been matched with postal codes. Over half of them have been demographically sub-categorized. Centale has also been AOL White-Listed and designated a Bonded Sender by TRUSTe, a combination that enables Centale to access the database seamlessly.

     This multi-faceted approach to online marketing means that, once a client defines its target market for us, we can access that specific market through our demographically-defined database, capture the targeted customers with our variety of attractive technologies, and assure the client of an ongoing relationship with the customers by giving the client's branded Catalyst EV(tm) prime position on the computer desktop of each customer. The result of this combination is an intense ongoing relationship between our client and its customers, as well as an expansion of our presence in the Internet, as each customer accepts Centale technology into his computer and returns to us valuable marketing data.

     The Catalyst EV(tm)

     The Catalyst EV(tm) was developed to capitalize on the growing internet community that, according Nielson, numbers 201,661,159 users in the U.S. alone. Pew Internet and American Life estimates that there are 500,000,000 desktops in the U.S. and that the average individual now spends more time on the computer than on any other medium, including television, radio or print.

     The Catalyst EV(tm), and the ComPro(tm) are produced for us to date on an exclusive basis by Netsmartz LLC, an international software design firm. The founder of Netsmartz LLC sits on our Board of Directors. We market the Catalyst EV(tm) to entities employing or wishing to employ Web-based communication with their clientele and/or end users. The ComPro is marketed to the financial community.

     Either application resides, after download, on the end user's computer desktop. Through these desktop applications our clients can establish 1-to-1 "real-time" communication direct to the end user's desktop 24/7 in audio, video, rich media, animation, and/or text. We can customize the two different platforms to satisfy the particular communication needs of each customer. Either platform enables our customers to capture the prime position on their end users' computer desktops. For customers with a dedicated clientele, these desktop communication platforms can render both mail and email obsolete as media for mass communication to their client base.

     Technology Products

     We currently have available for download over 40 technology products, most of which are designed to enhance existing media devices in some way. Among the more exciting of our product offerings are:

     > WiFi Radio. Currently in beta testing, this the WiFi Radio platform has been specifically designed and developed by Centale to integrate its capabilities with the newly launched Windows Mobile Platform. WiFi Radio users will have easy access to over 10,000 channels and connections to worldwide media, news and entertainment. We currently have six patents pending relating to WiFi Radio.

     > PSPAdvance. Unlike music transfer programs that reside on the user's PC and convert files to compatible PSP Firmware formats, PSPAdvance is a full-featured media player that resides on the PSP device as well as on the PC. This allows the user to easily sync and play any format of file on the device without the need for format conversion.

     > Messenger. The attraction of our messenger application is that we offer it with custom skins, custom branding, and custom content delivery. Centale can provide it client the ability to integrate a private branded messenger application with the client's own Website, thus leveraging the popularity of instant messaging to drive traffic to the client's Website.

     Email Database

     During fiscal 2006 Centale completed the acquisition of Revolution Ads, an online marketing company whose assets included a Dell 4400 database server and 37 million deliverable email records. Subsequently we increased our database to over 100 million records. Over 75 million have been matched with postal codes, and most are segregated into various demographic select categories such as age, income, home owner, renter, and other affinity interests. Access to this master data file is made available to Centale customers on a cost per thousand, (CPM) basis. The CPM is determined by the quantity of records and the number of demographic selects required by the customers marketing campaign. The online marketing campaigns are priced to maintain a 60% net operating profit. Each marketing campaign is accounted for through an insertion order.

     Marketing

     Our marketing program is multi-faceted, to mirror our multi-faceted product offerings. The primary aspects of our marketing include:

     > We now market our desktop applications through networking with industry organizations, including the Direct Marketing
        Association (DMA), Ad Tech, Affiliate Summit, DM Days, The

        National Investment Bankers Association (NIBA), the Financial Service Exchange (FSX), and the Southern California Investor Association, (SCIA). We offer online marketing campaigns that can be delivered wrapped with a corresponding desktop communication platform.

     > We have a specific sales group within our staff dedicated to marketing the ComPro(tm) to the financial community. This target market, with its need for continual real-time communication with its clientele, has specific requirements that can be met by the ComPro(tm), and offers Centale specific opportunities for dissemination of our brand.

     > We have a staff of in-house sales personnel, currently numbering 13, who are responsible for selling access to our email database.

     > We have four outside sales representatives. These are independent contractors whose task is to introduce online marketing campaigns to potential customers, then assign the qualified leads to our in-house sales staff. Because we compensate our sales representatives with a royalty on sales to leads they introduce, they permit us expansive marketing without a commitment of our capital.

     > We have executed 32 sales agency agreements. These are with advertising agencies, direct marketing companies, and others involved in developing marketing programs, who will integrate the Catalyst EV(tm) into the programs they develop for their online clients. Our relationships with these resellers give us a presence throughout the Internet marketing community.

     Backlog

     Our current backlog of firm orders is approximately $270,000. In July 2005 we had no backlog.

     Employees

     We currently employ 26 individuals, all of whom are on a full-time basis. 13 of our employees are dedicated to marketing, 2 are graphic artists, 4 are software developers, 3 are IT professionals, and
3 are involved in management.   None of our employees belongs to a
collective bargaining unit.

ITEM 2.  PROPERTIES

     Centale rents its executive offices in Ft. Lauderdale, Florida under a lease that expires on December 31, 2007. Centale is required to pay a monthly rental of $5,159 and to reimburse the lessor for certain expenses. Centale's total monthly lease expense averages approximately $9,000.

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

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Market Information

     The Company's common stock has been quoted on the OTC Bulletin Board under the symbol "CNTL.OB" since October 14, 2005. Prior to that date, there was no market for the Company's securities. Set forth below are the high and low bid prices for each of the two full and partial quarters commencing on October 14, 2005 and ending on the last day of our 2006 fiscal year. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


                                     Bid
Quarter Ending                 High        Low
--------------------------    ------------------
December 31, 2005             $ 2.00      $ 1.15
March 31, 2006                $ 1.50      $  .21

     (b) Shareholders

     Our shareholders list contains the names of 165 registered stockholders of record of the Company's Common Stock.

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

     In January 2006 Centale issued 1,000,000 shares of common stock to a Vice President. 500,000 shares were issued in compensation for services, and were valued at $1.10 per share, the market price on the date of issuance. The other 500,000 shares were issued in consideration of the transfer to Centale of Revolution Ads, Inc. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale, and who was acquiring the shares for his own account. There were no underwriters.

     In January 2006 Centale issued 60,000 shares of common stock to three employees. The shares were issued in compensation for services, and were valued at $1.10 per share, the market price on the date of issuance. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Centale, and who were acquiring the shares for their own accounts. There were no underwriters.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2006.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Results of Operations

     Centale began to organize its business in February 2004. During the fiscal year that ended on March 31, 2005 we were primarily engaged in developing our business plan, recruiting executive management and a sales staff, and organizing the network of affiliations necessary to maximize the market potential of our Catalyst EV(tm).

     In fiscal 2006 we focused on expanding our business operations from their exclusive focus on the marketing of our Catalyst EV(tm). By the end of fiscal 2006 on March 31, 2006, we had developed into a multifaceted provider of marketing services and technology. The primary events that enabled our transformation were:

     > In July 2005 we acquired the assets of Solarbaybies, Inc. and hired its owner, Moses Johnson, to head up our technology development program. This acquisition added approximately $25,000 per month to our overhead, as we assumed the cost of Solarbaybies' Philadelphia offices and personnel. The acquisition has, however, provided us with over 40 marketable technologies and six pending patent applications. No sales have yet resulted from this acquisition, however.

     > In November 2005 we acquired Revolution Ads, Inc. and hired its owner, Brandon Kittendorf, to head our online marketing program. Revolution Ads provided us over 37 million demographically defined email addresses that we utilize to develop online marketing programs. After a period devoted to organizing our marketing efforts, we commenced online marketing near the end of the fiscal year. In fiscal 2006 the program produced 38 sales and $175,475 in revenue.

     The transformation of our business plan from mono-focused to multi-faceted occurred at the expense of our near-term efforts to market the Catalyst EV(tm). As the greater portion of our cash and personnel was dedicated to acquiring and implementing the technology program and the online marketing program, we were forced to curtail our applications marketing program. As a result, only five of the Catalyst
(tm) were sold in fiscal 2006, producing revenue of $62,250. At present we have only one employee assigned to marketing the Catalyst EV(tm), our President, although we have recently initiated a number of outside agency relationships that we expect to generate significant Catalyst EV(tm) sales.

     Although our Catalyst EV(tm) sales results in fiscal 2006 were very poor, we expect that the multi-faceted direction of our business will, in the long term, open up substantial markets for the Catalyst EV(tm). We can now offer Catalyst EV(tm) clients (a) a well-stocked menu of technological add-ons and (b) a complete online marketing program that will use our email database to locate the client's Catalyst EV(tm) on the desktops of potential customers meeting the client's demographic criteria. This makes the Catalyst EV(tm) more than merely a software application, but rather a complete turnkey online marketing program.
If we are able to obtain sufficient capital to market it properly, we expect the Catalyst EV(tm) to produce noteworthy revenue in the future.

     To achieve the $265,990 in total revenue, we incurred $474,346 in direct costs, yielding a negative gross margin. This top line loss resulted from two situations. First, our sales revenue was too small to cover the fixed costs of our technology personnel. Second, in a number of the contracts that we made for the Catalyst EV(tm) during fiscal 2006 we agreed to accepted restricted stock from the client as partial payment for the Catalyst EV(tm). We have chosen not to record any value for this stock on our Statement of Operations, since the fair value of the shares is very speculative. Our hope, however, is that our investment in our clients will become sufficiently valuable in the future to offset the losses we incurred in accepting the shares as payment.

     Our largest expense for the year was the combination of consulting fees and officers' compensation, $709,578. Of that sum, $249,342 was paid in the form of common stock. The remainder was cash paid or accrued. The primacy of this expense is evidence of the fact that fiscal 2006 was, essentially, a year of development. The personnel responsible for reconstructing our business operations became the source of our largest expense.

     The professional fees of $173,576 that we incurred during fiscal 2006 primarily consisted of legal, accounting and bookkeeping fees. Until we generate revenues in a quantity appropriate for a public company, these expenses that we incur as a result of being a public company will remain disproportionate. These expenses will also continue to be significant in the near future as the rapid growth of our business will entail the need for considerable legal and accounting experience. The ratio of these expenses to our revenue will reduce, however, as our full-scale operations yield an increase in revenue.

     Our business activities during fiscal 2006 resulted in $1,870,991 in expenses, yielding a net loss of $2,078,659. Besides the specific items discussed above, most of this expense were related to the expanded staffing of our Ft. Lauderdale office, and our marketing efforts. Our Ft. Lauderdale office is now fully-functional; so we do not expect our office expenses to increase significantly in the near future. Our marketing expenses, however, will increase as much as our available cash permits, since it is our plan to devote all available resources to the task of establishing Centale as a known player in the rapidly growing field of online marketing.

     LIQUIDITY AND CAPITAL RESOURCES

     In this second year of our business, our operations were funded primarily by the private sale of equity and debt to investors. During fiscal 2006, our total proceeds from the sale of common stock were $553,000. In addition, we issued demand promissory notes to a small number of investors that had a balance due at March 31, 2006 of $882,562.

     Through March 31, 2006, however, we had used most of those funds for our operations. On March 31, 2006 we had $29,385 in cash remaining on hand. At the same time, we had current liabilities totaling $1,098,656, yielding a working capital deficit of $1,053,383. In order to carry on our business, therefore, we must obtain additional capital.

     Of the $822,562 in notes payable at March 31, 2006, $50,000 was converted to equity after the fiscal year end. The remaining $772,562 is held by four of our shareholders. All of the notes are payable on demand, except for a note for $300,000, which is being satisfied by payment of 10% of our revenues. We are in ongoing negotiations with the holders of our debt regarding payment terms, and cannot determine whether or to what extent our debt payment obligations will interfere with our ability to implement our business plan.

     We continue to actively seek investment capital, and expect to issue more of our common stock for this purpose in the coming months. At the present time, however, no one has committed to provide us any additional funds.

     APPLICATION OF CRITICAL ACCOUNTING POLICIES

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for fiscal year 2006, there were three estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. The first was our determination, explained in Note B to the Financial Statements that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry -forward. The primary reason for the determination was our lack of certainty as to whether Centale would carry on profitable operations in the future.
The second material estimate, explained in Note D to our financial statements, was our determination that the software technology that we acquired during fiscal 2006 will have a useful life of five years. Based on that determination, we are amortizing the expenses we incurred in acquiring and developing that technology over a five year period. The third material estimate, explained in Note E to our financial statements, was our determination to write-off the carrying value of prepaid advertising that was unused as of March 31, 2006. The basis for the determination was our understanding that the vendor of the advertising was entitled to cancel the advertising rights due to our failure to make additional payments of cash or stock.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2006.

     IMPACT OF ACCOUNTING PRONOUNCEMENTS

     There were no recent accounting pronouncements that have had a material effect on the Company's financial position or results of operations. There was one recent accounting pronouncement that may have a material effect on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for fiscal years beginning after December 15, 2005. The Standard may adversely affect the Company's results of operations if the Company issues a material quantity of stock options or similar instruments to its employees.

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

     OUR INABILITY TO PAY OUR DEBTS COULD PREVENT US FROM CONTINUING
IN BUSINESS.

     At March 31, 2006 we had $45,273 in current assets to balance $1,098,656 in current liabilities. In order for us to continue in business, it will be necessary that we obtain additional capital. If we are unable to obtain sufficient capital, we will not survive in business. At present, we have received no commitment from any source to provide us financing.

     OUR DELAY IN BRINGING OUR TECHNOLOGY TO MARKET COULD PREVENT US FROM ACHIEVING A VIABLE LEVEL OF SALES.

     Although we developed the Catalyst EV(tm) almost two years ago, our lack of resources has prevented us from initiating marketing with any intensity. During fiscal 2006 our revenue from the Catalyst EV(tm) was less than $70,000. Our future efforts to market the Catalyst EV(tm) on a broad scale may be hindered by the fact that the industry has become accustomed to the insignificance of the Catalyst EV(tm). We plan to counter that effect by focused marketing, such as the introduction of the ComPro(tm). We cannot know at this time, however, whether the market will be open to our technology.

     OUR TECHNOLOGY COULD BE REPLICATED BY COMPETITORS.

     The technology captured within the Catalyst EV(tm) and ComPro platforms are the result of five years of development by Centale and its predecessors. However, a sophisticated software development company could replicate our technology today in a matter of months. If a large software distributor undertook direct competition with us, its superior capital resources could hinder or defeat our efforts to capture a significant market position.

     WE RELY ON OUTSOURCING FOR DESIGN AND DEVELOPMENT.

     Centale employs only two individuals in its design staff. We have no engineers and only seven programmers on our payroll. Much of the development services required to fulfill our contracts for desktop applications are performed by companies under contract to us - primarily Netsmartz LLC, whose founder is a member of our Board of Directors. Because there are many qualified software developers available, we believe that outsourcing this part of our business is cost-efficient and provides us the flexibility to rapidly modify our products and services as the market demands. On the other hand, the outsourcing process opens us up to several risks, including delays in fulfilling our contracts, delays in obtaining necessary technology, and potential loss of our trade secrets. Since our success will depend on our ability to capture a substantial position in the Internet community by promptly delivering a quality application to our clients, our lack of direct control over the individuals responsible for the development could damage that effort.

     OUR PROGRAM OF ACQUISITIONS WILL EXPOSE US TO THE RISKS THAT COME FROM ACQUIRING BUSINESSES THAT WE DID NOT DEVELOP.

     During the past year we have negotiated with a number of individuals and companies that have technologies and businesses complementary to ours, and have acquired two: Solarbaybies and Revolution Ads. We expect to acquire more of these technologies and/or businesses in the future. These acquisitions will require us to invest our capital and personnel resources toward integrating the acquired business with our own. If there are impediments to that integration that we do not foresee or are not able to overcome, the acquisition could interfere with the implementation of our core business plan.

     WE WILL NEED TO ISSUE A SUBSTANTIAL AMOUNT OF EQUITY IN ORDER TO FUND OUR BUSINESS OPERATIONS.

     Because of our severe working capital deficit, it will be necessary for us to issue a substantial amount of equity during fiscal 2007 in order to fund our operations. These sales of equity will dilute the interest of current shareholders in our company. In addition, to the extent that we sell the equity for prices below market, the sale of equity will also dilute the value of the shares held by our current shareholders.

     WE ARE REQUIRED TO FILE A REGISTRATION STATEMENT FOR OVER TEN MILLION SHARES IN THE NEAR FUTURE.

     A number of our shareholders have contracts with Centale that require us to file with the Securities and Exchange Commission a registration statement to permit the shareholders to sell their shares to the public. The total number of shares that will be included in the registration statement is likely to exceed ten million, including the 6,500,000 shares that Donna Wier is entitled to purchase from us for $.01 per share. The resale of shares in that quantity is likely to cause the market price for our stock to fall.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's financial statements, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 14 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

ITEM 8A.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Jon DeYoung, our Chief Executive Officer, and Juan C. Ferreira, our Chief Financial Officer, carried out an evaluation of the effectiveness of Centale's disclosure controls and procedures as of March 31, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Centale in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Centale is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, Messrs. DeYoung and Ferreira concluded that Centale's system of disclosure controls and procedures was effective as of March 31, 2006 for the purposes described in this paragraph.

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

ITEM 8B. OTHER INFORMATION

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The officers and directors of the Company are listed in the table below.

                                                                   Director
Name                     Age  Position with the Company            Since
------------------------------------------------------------------------------
Jon DeYoung              51   Chairman, Chief Executive Officer     2004

Juan C. Ferreira         47   President, Chief Financial Officer,
                               Director                             2004

Brandon Kittendorf       30   Senior Vice President, Director       2006

Manjeet Dhariwal         32   Director                              2004

Patrick T. Parker        51   Director                              2004

Sterling Shepperd        30   Vice President, Secretary               --

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     JON DEYOUNG. Mr. DeYoung has served as the Company's Chief Executive Officer since March 2006. Mr. DeYoung is also the President of Advanced Safety Systems, a division of Atlantic Tales, Inc. that he has owned and managed for over 27 years. Advanced Safety Systems is engaged in the business of developing and implementing fire protection systems. In that position, Mr. DeYoung has successfully negotiated over $70 million in contracts, notably for General Electric facilities in Europe and the Philippines and for the Epcot Center. Mr. DeYoung is the past President and Director of several trade organizations.

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

     BRANDON KITTENDORF. Mr. Kittendorf became Centale's Senior Vice President in November 2005 and joined the Board of Directors in 2006. Mr. Kittendorf has over seven years of experience in online marketing communications as sales and management professionals. Mr. Kittendorf began his career as a senior sales consultant with Opt In Inc., and later joined Omni Point Marketing, a direct marketing company, as the Vice President of Business Development. In the latter position Mr. Kittendorf managed hundreds of direct marketing initiatives, utilizing a variety of offline and online direct response channels.

     MANJEET DHARIWAL. Mr. Dhariwal joined Centale's management in June 2004, when Centale entered into its Software Development Agreement with Netsmartz LLC. Mr. Dhariwal has been employed by Netsmartz LLC since 2000, and is currently its Chief Executive Officer. Netsmartz has six locations in the United States and India, and is engaged in the business of designing and developing software solutions and providing related services such as hosting. Prior to joining Netsmartz, Mr. Dhariwal was employed as Senior Director of Business Planning by Global Crossing. Mr. Dhariwal will provide services to Centale on a part-time, as needed basis.

     PATRICK T. PARKER.  Mr. Parker served as Centale's Chief
Executive Officer from November 2004 until January 2006. Mr. Parker's prior career was focused on the application of new media to the investment banking industry. Mr. Parker started his career as an investment banker with Prudential-Bache and then Smith Barney, where he was involved in financing entertainment projects. That experience led to fourteen years of involvement in the use of entertainment media to generate sales leads. Mr. Parker was employed from 1996 to 2004 as Senior Vice President and Director of Media Relations for Barkley Financial, a commodities broker in South Florida. During the same period Mr. Parker was also employed as CEO of Business Image Group, Inc., which produced direct response television and radio ads, as well as President of PTP Associates d/b/a Pathways to Profit Inc., an advertising agency production company.

     STERLING SHEPPERD. Mr. Shepperd has been the Vice President of Centale since July 2004, and had served as a consultant to Centale from February 2004 until July 2004. From June 2003 through November 2003 Mr. Shepperd was the Sales Manager for JMT Solutions, LLC, which was engaged in the business of direct response marketing in Palm Bay, Florida. From 1999 until he joined JMT Solutions, Mr. Shepperd was employed by DanMark, Inc., an organization engaged in direct response marketing. Mr. Shepperd served as Sales Manager and Trainer for two of DanMark's offices.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2006, except that each member of the Board of Directors failed to file a Form 3 and Messrs. DeYoung, Ferreira and Parker each failed to file one or more Form 4s.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by Centale to the individuals who served as its
Chief Executive Officers during the year ended March 31, 2006.   Mr.
Parker served as Chief Executive Officer from November 2004 until he resigned on January 16, 2006. Mr. DeYoung was elected to that position on March 15, 2006. There were no executive officers whose total salary and bonus for the fiscal year ended March 31, 2006 exceeded $100,000.

Compensation           Year	Salary		Stock
---------------------------------------------------------
Patrick T. Parker      2006     $78,462             --
                       2005     $20,000 (1)    $38,116 (2)

Jon DeYoung		2006 	$15,000

     Employment Agreements

     Juan C. Ferreira.   Centale is party to an employment agreement
with Mr. Ferreira, its President, Chief Operations Officer and Chief Financial Officer. The agreement terminates on November 30, 2007. The agreement provides that Centale will pay Mr. Ferreira a salary of $90,000 per year and a sales override equal to one-sixth of the total sales commissions earned by Centale's employees. He also receives living allowance of $36,000 In connection with his employment, Centale issued 900,000 restricted shares of common stock to Mr. Ferreira.

     Brandon Kittendorf. In December 2005 the Company entered into an employment agreement with Mr. Kittendorf under which Mr. Kittendorf will serve as Senior Vice President and Director of Online Marketing for an annual salary of $120,000 and certain performance bonuses. In compensation for his employment, the Company issued an additional 500,000 shares of common stock to Mr. Kittendorf in 2006, 300,000 of which will vest over the three year term of the employment agreement.

     Sterling Shepperd.   Centale is party to an employment agreement
with Mr. Shepperd, its Vice President. The agreement terminates on June 30, 2006. The agreement states that Mr. Shepperd will not compete with Centale for one year after he ceases to be employed by Centale. For his services and the covenant of non-competition, Centale has agreed to pay Mr. Shepperd a non-refundable draw against commissions of $50,000 per year. Mr. Shepperd will be entitled to commissions on sales for which he is responsible. He will also receive a monthly automobile allowance of $350. Upon execution of the agreement, Centale awarded 200,000 shares of restricted stock to Mr. Shepperd which vested over the two years ended June 30, 2006.

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

     *  Jon DeYoung, our Chief Executive Officer

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 30,464,863 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

                                Amount and
                                Nature of
Name and Address                Beneficial
of Beneficial Owner(1)          Ownership       Percentage of Class
---------------------------------------------------------------------
Jon DeYoung                     1,055,402         3.5%
Juan C. Ferreira                  971,405         3.2%
Jack Dhariwal                     500,000 (3)     1.6%
Brandon Kittendorf              1,000,000         3.3%
Patrick T. Parker               3,939,745 (2)    12.9%

All officers and
 directors as
 a group (6 persons)            7,656,552        25.1%

Donna Wier
 1699 Sweet Road
 East Aurora, NY 14052          3,016,021 (4)     9.9%

Kristen Johnson
 2200 Ben Franklin Parkway
 Philadelphia, PA 19130         2,500,000         8.2%

_____________________________

(1) The address of each shareholder, unless otherwise noted, is c/o Centale, Inc. 6700 N. Andrews Ave., Suite 605, Ft. Lauderdale FL 33309.
(2) Includes 60,000 shares owned by Mr. Parker's spouse and 5,000 shares owned by his daughter.
(3)  Includes 500,000 shares owned by Netsmartz LLC, of which Mr.
     Dhariwal is a member.
(4) Includes (a) 1,521,800 shares owned by Thaddeus A. Wier, Jr., Ms. Wier's spouse, (b) 289,800 shares owned by Ms. Wier's minor children or by Ms. Wier as custodian for her minor children and (c) 1,026,301 shares that may be purchased by Ms. Wier upon exercise of the Common Stock Purchase Warrant described below. Does not include 4,123,699 other shares subject to the Common Stock Purchase Warrant, the purchase of which would cause Ms. Wier to exceed the 9.9% limit in the Warrant.

Common Stock Purchase Warrant

     In February 2006 Centale issued a common stock purchase warrant to Donna Wier. The warrant permits her to purchase 6,500,000 shares of common stock at a purchase price of $.01 per share. The warrant may not be exercised, however, to purchase shares that would cause Ms. Wier to have beneficial ownership of more than 9.9% of Centale's outstanding common stock. To date, Ms. Wier has exercised the warrant to purchase 1,350,000 shares, leaving 5,150,000 shares still subject to the Warrant. The Warrant expires on February 28, 2007.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements)
was determined as of March 31, 2006.
                                                                   Number of
                                                                   securities
                             Number of            Weighted         remaining
                             securities to        average          available
                             be issued upon       exercise         for future
                             exercise of          price of         issuance
                             outstanding          outstanding      under
                             options,             options,         equity
                             warrants and         warrants         compensation
                             rights               and rights       plans
                             --------------------------------------------------
Equity compensation plans
approved by security
holders..........                 0                    --                 0

Equity compensation plans
not approved by security
holders(1).......                 0                    --                 0
                              -----                ------            ------
Total............                 0                    --                 0


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2005 Patrick T. Parker, who was then Centale's Chief Executive Officer, made loans and incurred expenses on behalf of Centale in the total amount of $429,212. On November 3, 2005, Centale issued 1,000,000 shares to Mr. Parker in satisfaction of that obligation. The number of shares was based on the market price at the time the arrangement was agreed to.

     On February 1, 2006 Centale entered into an Agreement in Satisfaction with Donna A. Wier and her spouse, Thaddeus A. Wier, Jr. The Agreement was made, in part, in satisfaction of an obligation created in 2005, when Donna A. Wier agreed to cancel a debt in excess of $650,000 owed by Centale to her. Pursuant to the Agreement in
Satisfaction:

     *   Centale issued a demand promissory note for $150,000 to Ms.
         Wier. Subsequently it issued notes for an additional $127,562 in consideration of loans. Centale secured the notes by a first lien on all of Centale's assets.

     * Centale issued the Common Stock Purchase Warrant described above, which permits Ms. Wier to purchase 6,500,000 common shares at $.01 per share.

     *   Centale agreed to file with the Securities and Exchange
         Commission a registration statement that will permit Ms. Wier to resell to the public the shares underlying the Warrant.

     * Centale entered into a consulting agreement with Thaddeus A. Wier, Jr., pursuant to which it will pay Mr. Wier a fee of $175 per hour for management consulting services. Mr. Wier may take the fee, at his option, in cash or in common shares valued at 50% of the market price.

ITEM 13. EXHIBIT LIST

     (a) Financial Statements

         Report of Independent Registered Public Accounting Firm

         Balance Sheets - March 31, 2006 and 2005

         Statements of Changes in Stockholders' Equity - Years Ended
          March 31, 2006 and 2005

         Statements of Operations - Years ended March 31, 2006 and 2005

         Statements of Cash Flows - Years ended March 31, 2006 and 2005

         Notes to Financial Statements

     (b) Exhibit List

     3-a Certificate of Incorporation, as amended through June 2004 - filed as an exhibit to the Registration Statement on Form 10-SB (File No.: 000-50863) and incorporated herein by reference.

  3-a(1) Certificate of Amendment of Certificate of Incorporation executed on November 25, 2005 - filed as an exhibit to the Current Report on Form 8-K dated November 29, 2005 and incorporated herein by reference.

    3-b Second Amended and Restated By-laws - filed as an exhibit to the Company's Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.

   10-a Software Development Agreement with Netsmartz LLC dated July 1, 2004 - filed as an exhibit to the Registration Statement on Form 10-SB (File No.: 000-50863) and incorporated herein by reference.

   10-b  Employment Agreement - Juan C. Ferreira dated November 10, 2004
         - filed as an exhibit to the Company's Current Report on Form 8-K dated November 11, 2004 and incorporated herein by reference.

   10-c Agreement in Satisfaction dated February 1, 2006 among Centale, Inc., Donna A. Wier, and Thaddeus A. Wier, Jr.

   10-d  Promissory Note issued to Lisa Keller on March 1, 2006.

     21  Subsidiaries - none

   31-a  Rule 13a-14(a) Certification - Jon DeYoung

   31-b  Rule 13a-14(a) Certification - Juan C. Ferreira

     32  Rule 13a-14(b) Certifications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     Rotenberg & Co. LLP billed $15,000 in connection with the audit of the Company's financial statements for the year ended March 31, 2006 and $9,000 in connection with the audit of the Company's financial statements for the year ended March 31, 2005. Also included in those billings were services performed in connection with the reviews of the Company's financial statements for the interim quarterly periods as well as those services normally provided by the accountant in connection with the Company's statutory and regulatory filings for fiscal 2006 and 2005.

     Audit-Related Fees

     Rotenberg & Co., LLP billed the Company $6,000 for Audit-Related fees during the year ended March 31, 2006 and $9,000 for Audit-related fees during the year ended March 31, 2005.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
  and Stockholders
Centale, Inc.
(A New York Corporation)
East Aurora, New York


     We have audited the accompanying balance sheets of Centale, Inc. as of March 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming Centale, Inc. will continue as a going concern. As discussed in Note C to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., LLP
---------------------------
Rotenberg & Co., LLP

Rochester, New York
June 13, 2006

                                 CENTALE, INC.
                                BALANCE SHEETS
                            MARCH 31, 2006 and 2005

                                         2006            2005
  ASSETS                               --------        --------
Current Assets:
 Cash and Cash Equivalents            $  29,385       $ 138,646
 Accounts Receivable                     14,388               -
 Employee Receivable                      1,500          43,999
                                       --------        --------
 Total Current Assets                    45,273         182,645

Fixed Assets:
 Furniture, Fixtures and Equipment       65,261          41,571
 Less: Accumulated Depreciation         (19,901)         (1,106)
                                       --------        --------
 Net Fixed Assets                        45,360          40,465

Other Assets:
 Customer List                          550,000               -
 Security Deposits                       16,405          16,405
 Software Development                   170,000         150,000
 Software Technology                    229,950         100,000
 Less Accumulated Amortization          (90,540)        (25,000)
                                       --------        --------
 Net Other Assets                       875,815         241,405
                                       --------        --------
Total Assets                          $ 966,448       $ 464,515
                                       ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                     $ 276,094       $  36,655
 Accrued Expenses                             -          21,547
 Demand Loan Payable - Stockholder            -          25,000
 Notes Payable - Stockholders           822,562               -
                                       --------        --------
 Total Current Liabilities            1,098,656          83,202

Other Liabilities:
 Notes Payable - Stockholders                 -          25,000
                                       --------        --------
 Total Liabilities                    1,098,656         108,202

Stockholders' Equity (Deficit):
 Common Stock:   $.01 Par,
  250,000,000 Shares Authorized
  20,989,962 and 16,766,000 Shares
  Issued and Outstanding as of
  March 31, 2006 and March 31, 2005,
  respectively                          209,900         167,660
 Preferred Stock: $.01 Par, 5,000,000
  Shares Authorized No Shares
  Outstanding                              -                  -
 Additional Paid-In Capital           2,780,922       1,233,024
 Accumulated Deficit                 (3,123,030)     (1,044,371)
                                      ---------      ----------
 Total Stockholders' Equity
  (Deficit)                            (342,108)        356,313
                                       --------        --------
Total Liabilities and Stockholders'
 Equity (Deficit)                    $  756,548     $   464,515
                                       ========      ==========

The accompanying notes are an integral part of these financial statements.

                                 CENTALE, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           MARCH 31, 2006 and 2005


                        Common Stock    Additional             Stockholders'
                     Number of          Paid-In    Accumulated Equity
                     Shares       Value Capital    Deficit     (Deficit)
------------------------------------------------------------------------------
Balance -
 March 31, 2004   8,129,000  $  81,290 $   127,194  $  (178,568) $    29,916

Common Stock
 Issued for Cash  1,702,000     17,020     902,980            -      920,000

Common Stock
 Issued in
 Exchange for
 Note Payable     1,000,000     10,000      90,000            -      100,000

Common Stock
 Issued in
 Exchange
 for Services     5,935,000     59,350     112,850            -      172,200

Net Loss for
 the Period               -          -           -     (865,803)    (865,803)
                ------------------------------------------------------------
Balance -
 March 31, 2005  16,766,000  $ 167,660 $ 1,233,024 $ (1,044,371)  $  356,313

Common Stock
 Issued for Cash    885,500      8,855     544,145            -      553,000

Common Stock
 Issued in
 Satisfaction
 of Note Payable  1,000,000     10,000     427,796            -      437,796

Common Stock
 Issued in
 Exchange
 for Services     2,094,898     20,949     228,393            -      249,342

Common Stock
 Issued in
 Exchange
 for Assets         500,000      5,000     545,000            -      550,000

Common Stock
 conversion to
 Note payable      (256,436)    (2,564)   (197,436)           -     (200,000)

Net Loss for
 the Period               -          -           -   (2,078,659)  (2,078,659)
                ------------------------------------------------------------
Balance -
 March 31, 2006  20,989,962  $ 209,900  $2,780,922  $(3,123,030) $  (132,208)
                ============================================================




The accompanying notes are an integral part of these financial statements.

                                 CENTALE, INC.
                           STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2006 AND 2005



                                         2006            2005
                                       -------        ---------
Revenues                           $   265,990      $    78,200

Direct Costs:
 Subcontract Labor                     186,536                -
 Technology Services                   287,810           52,510
                                     ---------        ---------
Total Direct Costs                     474,346           52,510
                                     ---------        ---------
Gross Margin                          (208,356)          25,690

Expenses:
 Advertising                           180,231           26,048
 Amortization                           65,540           25,000
 Consulting Services                   525,560          383,463
 Depreciation                           18,794            1,106
 Dues and Subscriptions                 20,591                -
 Insurance                              47,478           23,876
 Interest                                3,598            5,729
 Miscellaneous                          35,535           21,179
 Office Expenses                       139,635           83,805
 Officers' Compensation                184,018           91,354
 Organization Expenses                       -           30,000
 Payroll Tax Expense                    27,812           10,513
 Professional Services                 173,576          122,422
 Rent                                  114,742           15,019
 Salaries and Wages                    187,033           29,701
 Trade Shows                            57,296                -
 Travel                                 89,552           22,448
                                     ---------        ---------
 Total Expenses                      1,870,991          891,663

Loss from Operations                (2,079,347)        (865,973)

Other Income                               688              170
                                     ---------        ---------
Net Loss for the Period            $(2,078,659)   $    (865,803)
                                     =========       ==========
Earnings (Loss) Per Share:
 Basic                             $     (0.10)   $       (0.07)
                                     =========       ==========
 Fully Diluted                     $     (0.10)   $       (0.07)
                                     =========       ==========

Weighted Average Common
 Shares Outstanding:
 Basic                              18,966,866       12,179,162
                                    ==========       ==========
 Fully Diluted                      18,966,866       12,179,162
                                    ==========       ==========

                                 CENTALE, INC.
                          STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


                                                   2006          2005
                                                ---------     ---------
Cash Flows from Operating Activities:
 Net Loss for the Period                      $(2,078,659)  $  (865,803)

 Non-Cash Adjustments:
  Depreciation and Amortization                    84,334        26,106
  Common Stock Issued in Exchange for Services    249,342        74,050
  Note Payable Issued in Exchange for Services    437,796             -
  Loss on Disposal of Assets                            -         5,858
  Demand Loan Issued in Exchange for
   Accrued Bonus to Officer                             -       125,000

 Changes in Assets and Liabilities:
  Accounts Receivable                             (14,388)            -
  Employee Receivable                              42,499       (43,999)
  Other Assets                                          -       (16,405)
  Accounts Payable and Accrued Expenses           217,892        58,202
                                                ---------     ---------
Net Cash Flows from Operating Activities       (1,061,194)     (636,991)
                                                ---------     ---------
Cash Flows from Investing Activities:
 Acquisition of Software Development and
  Technology Costs                               (149,950)      (50,000)
  Acquisition of Furniture, Fixtures and
   Equipment                                      (23,689)      (41,571)
                                                ---------     ---------
Net Cash Flows from Investing Activities         (173,639)      (91,571)

Cash Flows from Financing Activities:
 Proceeds from Issuance of Long-Term Debt         622,562             -
 Repayment of Long-Term Debt                      (25,000)            -
 Demand Loan Payments                             (25,000)     (100,000)
 Proceeds from Issuance of Common Stock           553,000       920,000
                                                ---------     ---------
Net Cash Flows from Financing Activities        1,125,562       820,000
                                                ---------     ---------

Net Change in Cash and Cash Equivalents          (109,261)       91,438

Cash and Cash Equivalents - Beginning of
 Period                                           138,646        47,208
                                                ---------     ---------
Cash and Cash Equivalents - End of Period     $    29,385    $  138,646
                                                =========     =========

Supplemental Disclosures
 Interest Paid                                $     3,598    $    5,729
                                                =========     =========

 Income Taxes Paid                            $       250    $      770
                                                =========     =========

                                 CENTALE, INC.
                          STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

                                                   2006          2005
                                                ---------     ---------
Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
 Acquisition of Software Development Costs
 via Issuance of Common Stock                 $         -     $ 100,000
                                                =========     =========

 Conversion of Note Payable into Common Stock $   437,796     $ 100,000
                                                =========     =========
 Acquisition of Customer List
  via Issuance of Common Stock                $   550,000     $       -
                                                =========     =========

 Conversion of Common Stock into Note Payable $   200,000     $       -
                                                =========     =========



The accompanying notes are an integral part of these financial statements.

                              CENTALE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                         March 31, 2006 and 2005
NOTE A - THE COMPANY

History

    The Company was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care
Properties, Ltd. In July 2004, the Company changed its name to
Centale, Inc.

    The Company was engaged in the business of leasing real estate to health care facilities. During 1999, the Company ceased its operations and commenced actions to voluntary seek protection from creditors under the bankruptcy code. During 2003, the Company distributed its assets to the creditors in satisfaction of its outstanding liabilities. The bankruptcy was subsequently dismissed. The Company remained dormant until 2004, when one of the Company's shareholders purchased a controlling interest. In February 2004 the Company began its development stage as an internet based marketing company. The development stage ended within the second and third quarter of fiscal year ended March 31, 2006.

Nature of Operations

    The Company, as of the date of these financial statements, is operating as an online marketing and technology solutions provider. The Company owns or has proprietary rights to over 40 online products that enable our clients to establish corporate branding and product imaging. The Company has secured contracts to provide internet based marketing services and has earned revenue from these contracts.

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

Cash and Cash Equivalents

    Cash and cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

                              CENTALE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                         March 31, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Organizational Expenses

    Organizational expenses represent management, consulting, legal, accounting and filing fees incurred to date in the formation of the Company. Organizational costs are expenses as incurred pursuant to Statement of position 98-5 on Reporting on the Costs of Start-Up Activities.

Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment.
Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company had no material deferred tax assets or liabilities for the periods presented. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future tax benefits to be derived from net operating losses and tax credit carry forwards. A valuation allowance is recorded to reflect the likelihood of realization of deferred tax assets.

Fixed Assets and Depreciation

    Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over estimated useful lives as follows:

                 Computer Equipment         3 Years
                 Furniture and Fixtures     7 Years

                              CENTALE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                         March 31, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Loss per Common Share

    Earnings (loss) per common share is computed in accordance with SFAS No. 128 " Earnings by Share" by dividing income available to common stockholders by weighted average number of common shares outstanding for each period.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can differ from those estimates.

Revenue Recognition

    Revenue from execution of license agreements consists of a one-time development fee and periodic maintenance and hosting fees. The revenue is earned and recognized in conjunction with the provisions of the agreements.

NOTE C - GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $3,123,030 through March 31, 2006.
                                  - 9 -

                              CENTALE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                         March 31, 2006 and 2005

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     The Company plans to raise working capital through equity offerings and future profitable operations.

NOTE D - OTHER ASSETS

     During the fiscal year ended March 31, 2006, the Company began using Software Development and Software Technology intangible assets. The Company is amortizing the cost of such intangible assets over their estimated useful lives of 5 years, using the straight-line method.

       Estimated annual amortization expenses for the five years succeeding March 31, 2006 are as follows:

                        2007    2008    2009    2010    2011
                      ----------------------------------------
                      $79,990  $79,990 $79,990 $54,990 $14,450

     Customer list consists of a database of over 37 million email addresses that the company will continue to generate revenue from.

NOTE E - PREPAID EXPENSES (ADVERTISING)

     During the year the Company issued 200,000 shares of common stock in exchange for rights to use advertising time in various media outlets. At the time of issuance the FMV of the stock was $260,000. The agreement stipulated that if the value of the stock decreased by 30% or more from the time of issuance, new advertising would cease unless the company issued more stock or paid cash.

     During the year ended March 31, 2006, the Company wrote off the carrying value of prepaid advertising that was unused as of March 31, 2006. The basis for the write off was the Company's understanding that the vendor of the advertising was entitled to cancel the advertising rights due to the Company's failure to make additional payments of cash or stock.

     During the year ended March 31, 2006, the Company utilized $52,833 of the advertising rights that it had received during the year. The book value of the rights used has been charged to advertising expense and paid in capital in the period in which the advertising was broadcast.

NOTE F - NOTES PAYABLE - STOCKHOLDERS

     Note payable - stockholders consists of various notes payable to individual stockholders as follows:

                              CENTALE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                         March 31, 2006 and 2005

                                                   March 31,   March 31,
                                                     2006        2005
                                                  ----------  ----------
Note Payable - Stockholder, executed June 28,
 2005, payable upon demand, unsecured and non-
 interest bearing.                                 $ 175,000   $       -

Note Payable - Stockholder, executed on March
 1, 2006, payable in monthly installments
 beginning May 1, 2006, equal to the greater of
 $10,000 or 10% of the Company's gross revenue for
 preceding month, plus 10% of paid-in- capital
 cash infusion received by Company after March
 31, 2006. Monthly installments shall include
 interest at the rate of 5% per annum. The note
 is unsecured.                                     $ 300,000   $       -

Note Payable - Stockholder, originally executed
 February 1,2006, in the amount of $150,000,
 payable upon demand with monthly interest only
 payments at the rate of 15% per annum. The note
 is secured by the assets of the Company.
 Additional advances of cash, services and
 expenses were added to the original promissory
 demand note between February 16, and March 31,
 2006 in the total amount of $127,562.             $ 277,562   $       -

Note Payable - Stockholder executed March 17,
 2006, payable upon demand, unsecured and non-
 interest bearing.                                 $  20,000   $       -

Note Payable - Stockholder, executed March 28,
 2006, payable upon demand, unsecured with
 monthly interest only payments at the rate
 of 15% per annum. The note was converted to
 common stock shares issued subsequent
 to March 31, 2006                                 $  25,000   $       -

Note Payable - Stockholder, executed March 28,
 2006, payable upon demand, unsecured with
 monthly interest only payments at the rate of
 15% per annum. The note was converted to common
 stock shares issued subsequent to March 31, 2006  $  25,000   $       -

                              CENTALE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                         March 31, 2006 and 2005

Notes Payable - Officer, payable upon demand,
 unsecured, bearing interest at 8% per annum, the
 note was repaid during the current fiscal year.   $       -   $  25,000
                                                    --------    --------
                                                   $ 822,562   $  25,000
                                                    ========    ========
NOTE F - NOTES PAYABLE - STOCKHOLDERS (CONTINUED)

     On April 11, 2006, stockholders loans totaling $50,000 were converted to common stock (see Note J - Subsequent Events).

     During the Company's second and third fiscal quarters, the Company's then CEO incurred expenses on the Company's behalf totaling $437,796. On November 3, 2005 Centale issued 1,000,000 shares of common stock in satisfaction of the debt.

NOTE G - COMMON STOCK

     During the year ended March 31, 2006, the Company raised capital through the issuance of 885,500 shares of its common stock for $553,000. The Company also issued 2,094,898 shares of its common stock for services valued at $249,342 and issued
1,000,000 shares of its common stock in satisfaction of notes payable in the amount of $437,796. In addition, the Company issued 500,000 shares of its common stock in exchange for a customer list and 256,436 shares of the Company's common stock was converted to a note payable.

NOTE H - ACQUISITIONS

     On July 22, 2005 the Company acquired all of the assets, technologies, and intellectual property of Solarbaybies, Inc., a New York corporation. The Company paid $100,000 to Solarbaybies. The Company also issued 500,000 shares of common stock to the owner of Solarbaybies, Moses Johnson, in exchange for his interest in the Music-on-Demand technology. 100,000 of the shares vested immediately, 133,333 of the shares will vest on each anniversary date after the close as long as Mr. Johnson is employed by the Company. Mr. Johnson also entered into a three-year employment agreement with the Company, which calls for a monthly salary of $10,000. At the end of December 2005, the employment agreement was terminated and the shares were cancelled. The employment agreement was replaced in March 2006 by a two year agreement that calls for an annual salary of $120,000.

                              CENTALE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                         March 31, 2006 and 2005

     On December 7, 2005 the Company acquired the capital stock of Revolution Ads in exchange for 500,000 shares of common stock issued on January 3, 2006. Brandon Kittendorf, the owner of Revolution Ads, warranted in the Stock Purchase Agreement that Revolution Ads owned over 37 million opt-in email addresses. At the same time, the Company entered into an employment agreement with Mr. Kittendorf under which Mr. Kittendorf will serve as Senior Vice President and Director of Online Marketing for an annual salary of $120,000 and certain performance bonuses. In compensation for his employment, the Company issued an additional 500,000 shares of common stock to Mr. Kittendorf in 2006, which will vest over the three-year term of the employment agreement.

NOTE I - OPERATING LEASE

     The Company leased the premises at 6700 N. Andrews Avenue, Fort Lauderdale, Florida 33309, from an unrelated third party under a three-year operating lease commencing on January 11, 2005 through December 31, 2007. The lease requires fixed monthly payments of $9,385.16. Rent expense for the year ended March 31, 2006 was $114,742 ($15,019 - 2005).

     Future minimum lease payments for the years succeeding
March 31, 2006 are as follows:

                           2007 - $112,622

NOTE J - RELATED PARTY TRANSACTIONS

     The Company owes $61,547 to a software development company for software development services. The President of the software development company is a member of Centale's Board of Directors.
(See Note K)

NOTE K - SUBSEQUENT EVENTS

     On April 7, 2006 the Company issued 2,500,000 shares of its common stock to Advance Theory, Inc., a Pennsylvania corporation. The shares were issued in exchange for certain software development related assets. The assets were valued at $525,000, which was the market price of Centale, Inc. common stock on March 15, 2006, the date the agreement was executed.

     On April 7, 2006, the Company issued 2,121,131, shares of its common stock to Big Apple Consulting, Inc. in exchange for marketing and consulting services. The term of the contract is from March 15, 2006 through March 15, 2007. The services have been contracted for a value of $780,000.

                              CENTALE, INC.
                     NOTES TO FINANCIAL STATEMENTS
                         March 31, 2006 and 2005

     On April 19, 2006, the Company agreed to convert an unsecured accounts payable balance of $61,547 to a secured promissory note in the amount of $60,000. The note is scheduled to be repaid during fiscal year March 31, 2007.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Centale, Inc.

                                       By: /s/ Jon DeYoung
                                       -------------------------------------
                                       Jon DeYoung, Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on July 13, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Jon DeYoung
---------------------
Jon DeYoung, Director,
Chief Executive Officer

/s/ Juan C. Ferreira
---------------------
Juan C. Ferreira, Director,
Chief Financial and Chief
Accounting Officer

_____________________
Patrick T. Parker, Director


/s/ Manjeet Dhariwal
---------------------------
Manjeet Dhariwal, Director


/s/ Brandon Kittendorf
-----------------------------
Brandon Kittendorf, Director