Form 10QSB
period 2006-06-30
Centale, Inc.
filed 2006-08-21
CIK 1297965

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                               FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission File No. 0-50863

                               CENTALE, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)

         New York                                          30-0299889
  --------------------------------------------------------------------------
  (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
   incorporation or organization)

          6700 N. Andrews Ave., Suite 605, Ft. Lauderdale, FL 33309
          ---------------------------------------------------------
                 (Address of Principal Executive Offices)

                 Issuer's Telephone Number: (754) 224-3300

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                           August 18, 2006
                           Common Voting Stock: 39,364,863 shares

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                               CENTALE, INC.
                         CONSOLIDATED BALANCE SHEET

                                         (UNAUDITED)
                                        June 30, 2006         March 31, 2006
ASSETS                                ----------------       ----------------
 Current Assets
  Cash and Cash Equivalents                          -                29,385
  Accounts Receivable                          115,955                14,388
  Employee Receivable                            3,500                 1,500
  Prepaid Expenses                           1,289,792                     -
                                            ----------            ----------
 Total Current Assets                        1,409,247                45,273
                                            ----------            ----------
 Fixed Assets
 Furniture, Fixtures, Equipment                 94,830                65,261
 Less: Accumulated Depreciation                (24,595)              (19,901)
                                            ----------            ----------
 Total Fixed Assets                             70,235                45,360
                                            ----------            ----------
 Other Assets
  Software Development                         170,000               170,000
  Software Technology                          229,950               229,950
  Computer Software                              4,326                     -
  Less: Accumulated Amortization              (110,537)              (90,540)
  Customer List                                550,000               550,000
  Goodwill                                     525,000                     -
  Investment in Circle Group Holdings           50,000                     -
  Investment in FSBO                            13,500                     -
  Security deposits                             16,405                16,405
                                            ----------            ----------
 Total Other Assets                          1,448,644               875,815
                                            ----------            ----------
TOTAL ASSETS                                 2,928,126               966,448
                                            ==========            ==========
LIABILITIES & EQUITY
 Current Liabilities
  Accounts Payable                             345,982               276,094
  Accrued Expenses                              30,124                     -
  Cash Overdraft                                17,219                     -
  Loan Payable                                  22,633                     -
  L/P -Stockholders                            799,062               822,562
  Payroll Tax Liabilities                       25,235                     -
                                            ----------            ----------
 Total Current Liabilities                   1,240,255             1,098,656
                                            ----------            ----------
 Total Liabilities                           1,240,255             1,098,656

 Equity
  Common Stock:  $.01 Par, 250,000,000
   Authorized 28,939,841 and 20,989,692
   Shares Issued and Outstanding as of
   June 30, 2006 and March 31, 2006,
   respectively                                289,398               209,900
  Preferred Stock:  $.01 Par, 5,000,000
   Shares Authorized No Shares Outstanding           -                     -
  Additional Paid In Capital                 5,382,190             2,780,922
  Accumulated Deficit                       (3,983,717)           (3,123,030)
                                            ----------            ----------
 Total Stockholder's Equity (Deficit)        1,687,871              (132,208)
                                            ----------            ----------
TOTAL LIABILITIES & EQUITY                   2,928,126               966,448
                                            ==========            ==========

The accompanying notes are an integral part of these financial statements.

                                CENTALE, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FIRST QUARTER PERIOD ENDED JUNE 30, 2006
                                (UNAUDITED)

                             COMMON STOCK      ADDITIONAL            STOCKHOLDER
                          NUMBER OF            PAID IN   ACCUMULATED EQUITY
                          SHARES      VALUE    CAPITAL   DEFICIT     (DEFICIT)
                          ------------------------------------------------------
BALANCE - MARCH 31, 2005  16,766,000  167,660  1,233,024 (1,044,371)    356,313

Common Stock Issued for
 Cash                        885,500    8,855    544,145                553,000
Common Stock Issued in
 Satisfaction of Note
 Payable                   1,000,000   10,000    427,796                437,796
Common Stock Issued in
 Exchange for Services     2,094,898   20,949    228,393                249,342
Common Stock Issued in
 Exchange for Assets         500,000    5,000    545,000                550,000
Common Stock Conversion
 to Note Payable            (256,436)  (2,564)  (197,436)              (200,000)

Net Loss for the Period                                  (2,078,659) (2,078,659)
                         ------------------------------------------------------
BALANCE - MARCH 31, 2006  20,989,962  209,900  2,780,922 (3,123,030)   (132,208)

Common Stock issued for
 Cash                         93,749      937     24,771                 25,708
Common Stock issued for
 Intangible Assets         2,500,000   25,000    500,000                525,000
Common Stock Issued in
 Satisfaction of Notes
 Payable                   1,763,332   17,633    115,867                133,500
Common Stock Issued in
 Exchange for Services     2,392,798   23,928  1,612,630              1,636,558
Common Stock Issued in
 Exchange for Loan Fee     1,200,000   12,000    348,000                360,000

Net Loss for the Period
 (unaudited)                                               (860,687)   (860,687)
                         ------------------------------------------------------
BALANCE - JUNE 30, 2006   28,939,841  289,398  5,382,190 (3,983,717)  1,687,871
                         ======================================================

                               CENTALE, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED JUNE 30, 2006
                                (UNAUDITED)

                                    June 30, 2006     June 30, 2005
                                    -------------     -------------
ORDINARY INCOME / EXPENSE
 REVENUES                                 436,260           332,000

 DIRECT COSTS:
  Commissions                               8,070                 -
  Technology services                      79,902            88,302
                                       ----------        ----------
 Total Direct Costs                        87,972            88,302
                                       ----------        ----------
GROSS MARGIN                              348,288           243,698

EXPENSES
 Advertising                              195,922           237,258
 Amortization                              19,998             6,250
 Consulting Services                      103,500            60,000
 Depreciation                               4,694             4,000
 Insurance Expenses                        17,791            15,451
 Interest Expense                               -             3,849
 Loan Fee                                 360,000                 -
 Miscellaneous                              9,335            11,949
 Office Expenses                           65,950            67,047
 Officers' Compensation                    75,000            34,343
 Organization Expense                           -             3,954
 Professional Services                     55,649            59,223
 Rent                                      62,836            21,114
 Salaries & wages                         264,044           133,471
 Travel Expenses                           13,677            36,443
                                       ----------        ----------
 Total Expense                          1,248,396           694,352
                                       ----------        ----------

Loss from Operations                     (900,108)         (450,654)

Other Income/Expense
 Other Income                              39,421                 -
                                       ----------        ----------
NET LOSS FOR THE PERIOD                  (860,687)         (450,654)
                                       ==========        ==========
LOSS PER SHARE:
 Basic                                      (0.04)            (0.03)
                                       ==========        ==========
 Fully Diluted                              (0.04)            (0.03)
                                       ==========        ==========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
 Basic                                 24,401,119        17,048,667
                                       ==========        ==========
 Fully Diluted                         24,401,119        17,048,667
                                       ==========        ==========

The accompanying notes are an integral part of these financial statements.

                                CENTALE, INC.
                          STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED JUNE 30, 2006
                                (UNAUDITED)

                                                June 30, 2006  June 30, 2005
                                                -------------  -------------
CHANGES IN ASSETS AND LIABILITIES
 Net Loss for the Period                             (860,687)      (450,654)

 NON-CASH ADJUSTMENTS
  Accumulated Depreciation and  Amortization           24,692          4,000
  Note Payable issued in exchange for services        120,000              -
  Common Stock issued in exchange for services        346,766              -
  Common Stock issued in exchange for loan fee        360,000              -

 Cash Flows from Operating Activities
  Accounts Receivable                                (165,067)       (30,000)
  Employee Advance                                     (2,000)       (78,112)
  Other Assets                                              -       (203,208)
  Accounts Payable                                     69,888        288,102
  Accrued Expenses                                     30,124              -
  Cash Overdraft                                       17,219              -
  Payroll Tax Liabilities                              25,235              -
                                                    ---------      ---------
 Net cash provided by Operating Activities            (33,830)      (469,872)
                                                    ---------      ---------

 Cash Flows from Investing Activities
  Purchases of Computer software                       (4,326)       (65,000)
  Purchases of Furniture, Fixtures, Equipment         (29,570)       (25,524)
                                                    ---------      ---------
 Net Cash Used in Investing Activities                (33,896)       (90,524)
                                                    ---------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans to Stockholders                  10,000        325,000
  Payments to Stockholders                            (20,000)             -
  Proceeds from Loan Payable                           22,633              -
  Contributions to Capital                             25,708        448,000
                                                    ---------      ---------
 Net cash provided by Financing Activities             38,341        773,000
                                                    ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS               (29,385)       212,604

CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD         29,385        138,646
                                                    ---------      ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD                   -        351,250
                                                    =========      =========
SUPPLEMENTAL DISCLOSURES
 Interest Paid                                              -          7,410
                                                    =========      =========

 Income Taxes Paid                                          -              -
                                                    =========      =========

The accompanying notes are an integral part of these financial statements.

                                CENTALE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED JUNE 30, 2006

NOTE A - BASIS OF PRESENTATION

     The interim financial statements of Centale, Inc. (the "Company") included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10KSB for the year ended March 31, 2006.

     The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim period presented. The results of operations for this period are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable interim periods include nonrecurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital, and stock awards.

NOTE B - RECLASSIFICATIONS

     Certain reclassifications have been made to the financial statement presentation to correspond to the current year's format. Total equity and net income are unchanged due to these reclassification.

NOTE C - COMMON STOCK

     During the three months ended June 30, 2006, the Company raised capital through issuance of 5,449,879 shares of its common stock.

     The Company issued 2,392,798 shares of its commons stock for servicesof $1,636,558. $1,289,792 of these services are prepaid. There were 93,749 shares issued for cash and 1,763,332 issued in satisfaction of Notes Payable. There were also 1,200,000 shares issued in exchange for loan fee of $360,000.

                                CENTALE, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED JUNE 30, 2006

NOTE D - GOING CONCERN

     The Company's financial statements has been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $3,983,717 for the period from date of inception (November 12,1998) through June 30, 2006.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The Company plans to raise working capital through equity offerings and future profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE E - ACQUISITIONS

     On April 7, 2006, the Company issued 2,500,000 shares to Kristen Johnson in exchange for the assets of Advance Theory, Inc., which were valued at $525,000. The consolidated financial statements reflect expenses incurred within Advance Theory, Inc. for the period from April 1 through June 30, 2006.

NOTE F - OTHER MATTERS

     On April 26, 2006 the Company received 50,000 shares of common stock of Circle Holding Group, Inc, which had a fair market value of $50,000. These shares were issued in lieu of payment to the Company from Circle Group Holding for services rendered.

     On June 1, 2006 the Company received 9,645,000 shares of common stock of FSBO Media Holdings, Inc., which had a fair market value of $13,500. These shares were issued in payment for an email marketing campaign that the Company supplied.

NOTE G - PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include those of Centale, Inc. and its wholly owned subsidiary, Advance Theory, Inc. Advance Theory, Inc. is a software and technology development group. Advance Theory has recently developed the Wifi Radio platform and PSP Advance.

     All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE H - PROFORMA FINANCIAL DISCLOSURES

     The consolidated financial statements of Centale, Inc., do not include proforma statements for the acquisition of Advance Theory, Inc. in the prior periods due to the fact that the proforma consolidation of Advance Theory, Inc. would be immaterial to the consolidated financial statements taken as a whole.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Company Background

     Since mid-2005 we have been focused on expanding our business operations from their previous exclusive focus on the marketing of our desktop application, the Catalyst EV(tm). As we entered the first quarter of fiscal 2006, the three months ended June 30, 2006, we had developed into a
multifaceted provider of marketing services and technology.   We have
expanded the Catalyst EV(tm) product line to include the ComPro(tm), a desktop application designed specifically for securities professionals. In addition we have added complementary lines of business, specifically:

     Advanced Technology. With the acquisition of Advance Theory, Inc. at the beginning of the quarter, we now have a dedicated technology development facility, charged with responsibility for keeping our product offerings on the cutting edge of technology. Their primary focus at this time is our Wifi Radio.com, a beta version of which was introduced and tested in the first quarter of fiscal 2007. The application is a configuration that is supported and defended by 6 patents that we have filed.

     While developing enhancements for WiFi Radio.com, our technology staff developed a unique proprietary technology that we call Dynamic User Interface or "DUI". This new technology allows a heavily skinned desktop application to dock and undock Windows on the fly, thus creating a brandable desktop entertainment environment. Using DUI, developers can build fancy high end desktop applications. Management believes that the licensing of the DUI technology represents a significant revenue opportunity in the future, whether on a subscription-based model or an advertising model. Currently our developers are continuing to refine the language of the technology, reviewing and assessing the logistics that would be involved in building a developer tool for third party developers, similar to Adobe Photo Shop or Macromedia Flash.

     Email Database. During the first quarter, our database of deliverable email records grew to 124 million. 80 million of those records are matched with corresponding postal codes. The growth of the database is a result of ongoing co-registration activities. All data is segregated into a variety of demographic selects, including age, gender, income, homeowner/renter, affinity interests, etc.

     We sell access to the database on a Cost Per Thousand basis, or CPM. The CPM is determined by the quantity of records and the number of demographic selects required by the customer's marketing campaign. The online marketing campaigns are priced to maintain a 60% net operating profit.

     The transformation of our business plan from mono-focused to multi-faceted occurred at the expense of our near-term efforts to market the Catalyst EV(tm). As the greater portion of our cash and personnel have been dedicated to acquiring and implementing the technology program and the online marketing program, we were forced to curtail our applications marketing program. During the first quarter of fiscal 2007, for example, we took orders for desktop applications from only three customers, representing $210,000 in contract value. However, we expect that the multi-faceted direction of our business will, in the long term, open up substantial markets for the Catalyst EV(tm). We can now offer Catalyst EV(tm) clients (a) a well-stocked menu of technological add-ons and (b) a complete online marketing program that will use our email database to locate the client's Catalyst EV(tm) on the desktops of potential customers meeting the client's demographic criteria. This makes the Catalyst EV(tm) more than merely a software application, but rather a complete turnkey online marketing program. If we are able to obtain sufficient capital to market it properly, we expect the Catalyst EV(tm) to produce noteworthy revenue in the future.

     Results of Operations

     During the first quarter of fiscal 2007 we recognized $436,260 in revenue, a 31% improvement over the first quarter of fiscal 2006. Most of the revenue was attributable to email marketing campaigns and related data services such as email append, co-registration, and reverse appends. Also included in revenue was the sale of one ComPro(tm), for which we received 50,000 shares of restricted common shares of an AMEX listed company. The recent bid price of the shares was $52,000. However we will not be able to sell the shares until Spring of 2007, by which time the price may change considerably.

     Also contributing to revenue during the recent quarter was the sale of 50,000 restricted shares that we received from a public company during fiscal 2005 in exchange for a desktop application. When we received the shares, we chose not to record any value for this stock on our Statement of Operations, since the fair value of the shares was very speculative. Therefore we are now recognizing the full net proceeds of the sales as revenue. Net proceeds from the sale of those 50,000 shares was $15,909. There remain 148,000 shares from that sale that will be eligible for resale in September 2006.

     To achieve the $436,260 in total revenue, we incurred $87,972 in direct costs, yielding a gross margin of $348,288, a 43% improvement over the first quarter of fiscal 2006. Our gross margin percentage in the future will depend on the mix of revenue sources. Sales of our email database services tend to have a high gross margin, since our product costs are fixed and the only direct costs associated with these sales are commissions and bandwidth. Sales of our desktop applications will produce varying margins, depending on the amount of customization required and the success of our sales staff in achieving profitable sales prices.

     Our largest expense for the quarter ended June 30, 2006 was the $360,000 loan fee that we incurred. This represented the value of common stock that we issued to a shareholder to induce him to lend us funds for working capital. Because of Centale's poor financial condition, it has not been possible for us to obtain financing on conventional terms. Until we improve our balance sheet and achieve profitable operations, we will continue to incur large expenses for financing costs.

     Our next largest expense for the quarter was the combination of consulting fees, officers' compensation and salaries and wages, $333,494. Of that sum, $41,667 was paid in the form of common stock. The remainder was cash paid or accrued. The fact that this combination of expenses nearly equals our gross margin is evidence of the fact that we remain in, essentially, a period of development. The personnel responsible for reconstructing our business operations have became the source of our largest ongoing expense.

     The professional fees of $55,649 that we incurred during the first quarter of fiscal 2006 primarily consisted of legal, accounting and bookkeeping fees. Until we generate revenues in a quantity appropriate for a public company, these expenses that we incur as a result of being a public company will remain disproportionate. These expenses will also continue to be significant in the near future as the rapid growth of our business will entail the need for considerable legal and accounting experience. The ratio of these expenses to our revenue will reduce, however, as our full-scale operations yield an increase in revenue.

     Our business activities during the first quarter of fiscal 2006 resulted in $1,248,396 in expenses, yielding a net loss of $860,687. Besides the specific items discussed above, most of this expense were related to our marketing efforts. During the next year our marketing expenses will increase as much as our available cash permits, since it is our plan to devote all available resources to the task of establishing Centale as a known player in the rapidly growing field of online marketing.

     Liquidity and Capital Resources

     Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.
 During the first quarter of fiscal 2006, our total proceeds from the sale of common stock were $25,708. In addition, we issued short term promissory notes to a small number of investors for a total of $60,000.

     Through June 30, 2006, however, we had used all of those funds for our operations. On June 30, 2006 we had no cash remaining on hand. At the same time, we had current liabilities totaling $1,240,255. On our balance sheet we recorded sufficient offsetting current assets to yield working capital of $168,992. However, that resulted from the fact that there is included among current assets $1,289,792 in prepaid expenses, which is the unamortized value of stock that we issued to employees and consultants as compensation for services to be carried out during the next twelve months. Those prepaid expenses are not liquid assets, however. Therefore, in order to carry on our business, we must obtain additional capital.

     On August 4, 2006 we entered into a Refinancing Agreement with our principal creditor, in which $675,000 in debt was converted into a note payable in August 2007 bearing interest at 18% per annum. We issued 2,750,000 shares in consideration of that concession. The market value of those shares will be recorded as an additional interest expense over the life of the note. The refinancing substantially improved our liquidity, but the cost will adversely affect our efforts to achieve profitability.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Centale in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Centale is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Centale's system of disclosure controls and procedures was effective as of June 30, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Centale's first fiscal quarter that has materially affected or is reasonably likely to materially affect Centale's internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     During the period from April 1, 2006 through June 30, 2006 Centale issued a total of 2,392,798 shares of common stock to five entities. The securities were issued in consideration for consulting services. The shares were valued at a total of $1,636,558, based on the market price of the shares on the dates of grant. The sales were exempt pursuant to
Section 4(2) of the Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about Centale and which were acquiring the shares for their own accounts. There were no underwriters.

     During the period from April 1, 2006 through June 30, 2006 Centale issued a total of 1,313,332 shares of common stock to three individuals. The securities were issued in consideration for the extension of loans to Centale in the aggregate amount of $360,000. The shares were valued at a total of $360,000, based on the market price of the shares on the dates of grant. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Centale and were acquiring the shares for their own accounts. There were no underwriters.

     In April 2006 Centale issued 2,500,000 shares of common stock to Kristen Johnson. The securities were issued in consideration for the assets of Advance Theory, Inc. The shares were valued at a total of $525,000, based on the fair value of the assets transferred. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and who was acquiring the shares for her own accounts. There were no underwriters.

     During May 2006 Centale issued 100,000 shares of common stock to two individuals. The securities were issued in satisfaction of convertible debentures in the principal amount of $100,000. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Centale and who were acquiring the shares for their own accounts. There were no underwriters.

     In June 2006 Centale issued 33,333 shares of common stock to one individual. The securities were issued in consideration of $10,000 cash paid. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and who was acquiring the shares for his own account. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of 2006.

Item 6.	Exhibits

     10-a      Refinancing Agreement dated August 4, 2006
     31.1      Rule 13a-14(a) Certification - CEO
     31.2      Rule 13a-14(a) Certification - CFO
     32        Rule 13a-14(b) Certification

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CENTALE, INC.

Date: August 21, 2006                    By: /s/ Jon DeYoung
                                         ------------------------------------
                                         Jon DeYoung, Chief Executive Officer

                                         By: /s/ Juan Ferreira
                                         ---------------------------------------
                                         Juan Ferreira, Chief Financial Officer,
                                          Chief Accounting Officer