Form 10KSB/A
period 2006-03-31
Centale, Inc.
filed 2006-08-30
CIK 1297965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                FORM 10-KSB/A
                              (Amendment No. 1)

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

Transitional Small Business Disclosure Format:  Yes  [ ]   No [X]

                 DOCUMENTS INCORPORATED BY REFERENCE: None

Amendment No. 1
---------------

     This amendment is being filed to correct errors made in the original filing with respect to (a) Total Stockholders Equity (Deficit) and Total Liabilities and Stockholders Equity (Deficit) on the Balance Sheet as of March 31, 2006 and (b) Net Cash Flows from Operating Activities on the Statement of Cash Flows for the Year Ended March 31, 2006.

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

/s/ Rotenberg & Co., LLP
---------------------------
Rotenberg & Co., LLP

Rochester, New York
June 13, 2006

                                 CENTALE, INC.
                                BALANCE SHEETS
                            MARCH 31, 2006 and 2005

                                         2006            2005
  ASSETS                               --------        --------
Current Assets:
 Cash and Cash Equivalents            $  29,385       $ 138,646
 Accounts Receivable                     14,388               -
 Employee Receivable                      1,500          43,999
                                       --------        --------
 Total Current Assets                    45,273         182,645

Fixed Assets:
 Furniture, Fixtures and Equipment       65,261          41,571
 Less: Accumulated Depreciation         (19,901)         (1,106)
                                       --------        --------
 Net Fixed Assets                        45,360          40,465

Other Assets:
 Customer List                          550,000               -
 Security Deposits                       16,405          16,405
 Software Development                   170,000         150,000
 Software Technology                    229,950         100,000
 Less Accumulated Amortization          (90,540)        (25,000)
                                       --------        --------
 Net Other Assets                       875,815         241,405
                                       --------        --------
Total Assets                          $ 966,448       $ 464,515
                                       ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                     $ 276,094       $  36,655
 Accrued Expenses                             -          21,547
 Demand Loan Payable - Stockholder            -          25,000
 Notes Payable - Stockholders           822,562               -
                                       --------        --------
 Total Current Liabilities            1,098,656          83,202

Other Liabilities:
 Notes Payable - Stockholders                 -          25,000
                                       --------        --------
 Total Liabilities                    1,098,656         108,202

Stockholders' Equity (Deficit):
 Common Stock:   $.01 Par,
  250,000,000 Shares Authorized
  20,989,962 and 16,766,000 Shares
  Issued and Outstanding as of
  March 31, 2006 and March 31, 2005,
  respectively                          209,900         167,660
 Preferred Stock: $.01 Par, 5,000,000
  Shares Authorized No Shares
  Outstanding                              -                  -
 Additional Paid-In Capital           2,780,922       1,233,024
 Accumulated Deficit                 (3,123,030)     (1,044,371)
                                      ---------      ----------
 Total Stockholders' Equity
  (Deficit)                            (132,208)        356,313
                                       --------        --------
Total Liabilities and Stockholders'
 Equity (Deficit)                    $  966,448     $   464,515
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
                                    ==========       ==========

                                 CENTALE, INC.
                          STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


                                                   2006          2005
                                                ---------     ---------
Cash Flows from Operating Activities:
 Net Loss for the Period                      $(2,078,659)  $  (865,803)

 Non-Cash Adjustments:
  Depreciation and Amortization                    84,334        26,106
  Common Stock Issued in Exchange for Services    249,342        74,050
  Note Payable Issued in Exchange for Services    437,796             -
  Loss on Disposal of Assets                            -         5,858
  Demand Loan Issued in Exchange for
   Accrued Bonus to Officer                             -       125,000

 Changes in Assets and Liabilities:
  Accounts Receivable                             (14,388)            -
  Employee Receivable                              42,499       (43,999)
  Other Assets                                          -       (16,405)
  Accounts Payable and Accrued Expenses           217,892        58,202
                                                ---------     ---------
Net Cash Flows from Operating Activities       (1,061,184)     (636,991)
                                                ---------     ---------
Cash Flows from Investing Activities:
 Acquisition of Software Development and
  Technology Costs                               (149,950)      (50,000)
  Acquisition of Furniture, Fixtures and
   Equipment                                      (23,689)      (41,571)
                                                ---------     ---------
Net Cash Flows from Investing Activities         (173,639)      (91,571)

Cash Flows from Financing Activities:
 Proceeds from Issuance of Long-Term Debt         622,562             -
 Repayment of Long-Term Debt                      (25,000)            -
 Demand Loan Payments                             (25,000)     (100,000)
 Proceeds from Issuance of Common Stock           553,000       920,000
                                                ---------     ---------
Net Cash Flows from Financing Activities        1,125,562       820,000
                                                ---------     ---------

Net Change in Cash and Cash Equivalents          (109,261)       91,438

Cash and Cash Equivalents - Beginning of
 Period                                           138,646        47,208
                                                ---------     ---------
Cash and Cash Equivalents - End of Period     $    29,385    $  138,646
                                                =========     =========

Supplemental Disclosures
 Interest Paid                                $     3,598    $    5,729
                                                =========     =========

 Income Taxes Paid                            $       250    $      770
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