Form 10QSB
period 2006-09-30
Centale, Inc.
filed 2006-11-20
CIK 1297965

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-50863

CENTALE, INC.
(Name of Small Business Issuer in its Charter)
New York	30-0299889
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

191 Main Street, East Aurora, NY   14052

(Address of principal executive offices)

Issuer's Telephone Number: (716) 714-2000

6700 N. Andrews Ave., Suite 605, Ft. Lauderdale, FL 33309

(Former Address, if Changed Since Last Report)

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

November 17, 2006

Common Voting Stock: 40,821,945 shares

Transitional Small Business Disclosure Format (check one):      Yes   [   ]     No  [X]

CENTALE, INC.

CONSOLIDATED BALANCE SHEET

SIX MONTHS ENDED SEPTEMBER 30, 2006

	(UNAUDITED)
	September 30, 2006	March 31, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	22,555	29,385
Accounts Receivable
(net of allowance for doubtful accounts of zero dollars)	66,893	14,388
Employee Receivable	5,200	1,500
Prepaid Expenses	1,349,792	-0-
Total Current Assets	1,444,440	45,273
Fixed Assets
Furniture, Fixtures, Equipment	97,829	65,261
Less: Accumulated Depreciation	(29,289)	(19,901)
Total Fixed Assets	68,540	45,360
Other Assets
Software Development	170,000	170,000
Software Technology	229,950	229,950
Computer Software	4,326	-
Less: Accumulated Amortization	(130,535)	(90,540)
Customer List	550,000	550,000
Goodwill	525,000	-
Investment in Circle Group Holdings	50,000	-
Investment in FSBO	13,500	-
Security deposits	16,405	16,405
Total Other Assets	1,428,646	875,815
TOTAL ASSETS	2,941,626	966,448
LIABILITIES & EQUITY
Current Liabilities
Accounts Payable	471,170	276,094
Accrued Expenses	22,344	-
Loan Payable	71,333	-
L/P -Stockholders	1,286,478	822,562
Payroll Tax Liabilities	33,820	-
Total Current Liabilities	1,885,145	1,098,656
Total Liabilities	1,885,145	1,098,656
Equity
Common Stock: $.01 Par, 250,000,000 Authorized
39,236,507 and 20,989,962 Shares Issued
and Outstanding as of September 30, 2006
and March 31, 2006, respectively	392,365	209,900
Preferred Stock: $.01 Par, 5,000,000 Shares Authorized
No Shares Outstanding	-	-
Additional Paid In Capital	5,955,474	2,780,922
Accumulated Deficit	(5,291,358)	(3,123,030)
Total Stockholder's Equity (Deficit)	1,056,481	(132,208)
TOTAL LIABILITIES & EQUITY	2,941,626	966,448

The accompanying notes are an integral part of these financial statements

CENTALE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	COMMON STOCK				STOCKHOLDER
	NUMBER OF		ADDITIONAL	ACCUMULATED	EQUITY
	SHARES	VALUE	PAID IN CAPITAL	DEFICIT	(DEFICIT)
BALANCE - MARCH 31, 2005	16,766,000	167,660	1,233,024	(1,044,371)	356,313

Common Stock Issued for Cash	885,500	8,855	544,145		553,000
Common Stock Issued in Satisfaction
of Note Payable	1,000,000	10,000	427,796		437,796
Common Stock Issued in Exchange
for Services	2,094,898	20,949	228,393		249,342
Common Stock Issued in Exchange
for Assets	500,000	5,000	545,000		550,000
Common Stock Conversion to
Note Payable	(256,436)	(2,564)	(197,436)		(200,000)

Net Loss for the Period				(2,078,659)	(2,078,659)

BALANCE - MARCH 31, 2006	20,989,962	209,900	2,780,922	(3,123,030)	(132,208)

Common Stock issued for Cash	1,190,415	11,904	133,805		145,709
Common Stock issued for
Intangible Assets	2,500,000	25,000	500,000	525,000
Common Stock Issued in Satisfaction
of Notes Payable	1,763,332	17,633	115,867		133,500
Common Stock Issued in Exchange
for Services	3,692,798	36,928	1,760,630		1,797,558
Common Stock Issued in Exchange
for Loan Fee	3,950,000	39,500	664,250		703,750
Common Stock Issued in Exchange
for Interest Expense	5,150,000	51,500	-		51,500

Net Loss for the Period (unaudited)				(2,168,328)	(2,168,328)
BALANCE - SEPTEMBER 30, 2006	39,236,507	392,365	5,955,474	(5,291,358)	1,056,481

The accompanying notes are an integral part of these financial statements

CENTALE, INC.
CONSOLIDATED STATEMENTS OF OPERATION
THREE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	September 30, 2006	September 30, 2005
ORDINARY INCOME / (EXPENSE)
REVENUES	22,491	452,884

DIRECT COSTS:
Commissions	9,000	-
Technology services	36,401	30,999

Total Direct Costs	45,401	30,999

GROSS MARGIN	(22,910)	421,885

EXPENSES
Advertising	5,420	75,294
Amortization	19,998	6,250
Consulting Services	255,938	114,115
Depreciation	4,694	4,000
Insurance Expense	10,193	25,329
Interest Expense	51,638	-
Loan Fee	343,750	-
Miscellaneous	3,766	9,518
Office Expense	44,489	24,822
Officers' Compensation	67,959	84,354
Professional Services	97,710	49,257
Rent	48,293	52,479
Salaries & Wages	309,607	235,205
Travel Expense	9,423	18,197
Total Expense	1,272,878	698,820
Loss from Operations	(1,295,788)	(276,935)
Other Income / (Expense)
Other Income / (Expense)	(11,853)	470
NET LOSS FOR THE PERIOD	(1,307,641)	(276,465)
LOSS PER SHARE:
Basic	(0.03)	(0.02)

Fully Diluted	(0.03)	(0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	38,605,819	17,972,667

Fully Diluted	38,605,819	17,972,667

The accompanying notes are an integral part of these financial statements

CENTALE, INC.
CONSOLIDATED STATEMENTS OF OPERATION
SIX MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	September 30, 2006	September 30, 2005
ORDINARY INCOME / EXPENSE
REVENUES	458,751	784,884
DIRECT COSTS:
Commissions	17,070	-
Technology services	116,303	119,301

Total Direct Costs	133,373	119,301

GROSS MARGIN	325,378	665,583

EXPENSES
Advertising	201,342	312,552
Amortization	39,996	12,500
Consulting Services	359,438	174,115
Depreciation	9,388	8,000
Insurance Expense	27,984	40,780
Interest Expense	51,638	3,598
Loan Fee	703,750	-
Miscellaneous	13,101	21,467
Office Expense	110,439	91,869
Officers' Compensation	142,959	118,697
Professional Services	153,359	108,480
Rent	111,129	73,593
Salaries & Wages	573,651	368,676
Travel Expense	23,100	54,640
Total Expense	2,521,274	1,388,967
Loss from Operations	(2,195,896)	(723,384)
Other Income/Expense
Other Income	27,568	470
NET LOSS FOR THE PERIOD	(2,168,328)	(722,914)
LOSS PER SHARE:
Basic	(0.07)	(0.04)
Fully Diluted	(0.07)	(0.04)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	32,695,285	17,501,000
Fully Diluted	32,695,285	17,501,000

The accompanying notes are an integral part of these financial statements

CENTALE, INC.
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

	September 30, 2006	September 30, 2005
CHANGES IN ASSETS AND LIABILITIES
Net Loss for the Period	(2,168,328)	(722,914)

NON-CASH ADJUSTMENTS
Accumulated Depreciation and Amortization	49,383	20,500
Common Stock issued in exchange for services	447,766	792,297
Common Stock issued in exchange for loan fee	703,750	-
Commons Stock issued in exchange for interest expense	51,500	-

Cash Flows from Operating Activities
Accounts Receivable	(116,005)	(102,847)
Employee Advance	(3,700)	43,999
Prepaid Expense	-	(1,176,094)
Accounts Payable	195,076	219,466
Accrued Expenses	22,344	-
Payroll Tax Liabilities	33,820	-
Net cash provided by Operating Activities	(784,394)	(925,593)

Cash Flows from Investing Activities
Purchases of Computer software	(4,326)	(140,000)
Purchases of Furniture, Fixtures, Equipment	(32,568)	(25,524)
Net Cash Used in Investing Activities	(36,894)	(165,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans to Stockholders	597,416	-
Proceeds from Loan Payable	71,333	375,000
Proceeds from Issuance of Common Stock	145,709	548,000
Net cash provided by Financing Activities	814,458	923,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,830)	(168,117)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	29,385	138,646
CASH AND CASH EQUIVALENTS - END OF PERIOD	22,555	(29,471)
SUPPLEMENTAL DISCLOSURES
Interest Paid	51,638	3,598
Income Taxes Paid	-	-

The accompanying notes are an integral part of these financial statements

CENTALE, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Continued

	2006	2005

Supplemental Disclosure of Non-Cash Investing
and Financing Activities:

Common Stock issued for	525,000	-
Intangible Assets

Common Stock Issued in Satisfaction
of Notes Payable	133,500	-

The accompanying notes are an integral part of these financial statements

CENTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2006

NOTE A – BASIS OF PRESENTATION

The interim consolidated financial statements of Centale, Inc. (the “Company”) included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended March 31, 2006.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim period presented.  The results of operations for this period are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Factors that affect the comparability of financial data from year to year and for comparable interim periods include nonrecurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital, and stock awards.

NOTE B – RECLASSIFICATIONS

Certain reclassifications have been made to the financial statement presentation in prior years to correspond to the current year’s format.  Total equity and net income are unchanged due to these reclassifications.

NOTE C – COMMON STOCK

During the six months ended September 30, 2006, the Company raised capital through issuance of 15,746,545 shares of its common stock.  The Company issued 3,692,798 shares of its common stock for services valued at $1,797,558.  $1,349,792 of these services were prepaid.  There were 1,190,415 shares issued for cash, 1,763,332 issued in satisfaction of Notes Payable, and 5,150,000 shares issued in exchange for interest expense.  There were also 3,950,000 shares issued in exchange for loan fees totaling $703,750.

NOTE D – GOING CONCERN

The Company’s financial statements has been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses and an accumulated deficit totaling $5,291,358 for the period from date of inception (November 12, 1998) through September 30, 2006.

CENTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2006

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The Company plans to raise working capital through equity offerings and future profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE E – ACQUISITIONS

On April 7, 2006, the Company issued 2,500,000 shares to Kristen Johnson in exchange for the assets of Advance Theory, Inc., which were valued at $525,000.  The consolidated financial statements reflect expenses incurred within Advance Theory, Inc. for the period from April 1 through September 30, 2006.

NOTE F – OTHER MATTERS

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

NOTE G – PRINCIPLES OF CONSOLIDATION AND PRESENTATION

The consolidated financial statements include those of Centale, Inc. and its wholly owned subsidiary, Advance Theory, Inc.  Advance Theory, Inc. is a software and technology development group.  Advance Theory has recently developed the Wifi Radio platform and PSP Advance.

All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE H – PROFORMA FINANCIAL DISCLOSURES

The consolidated financial statements of Centale, Inc., do not include proforma statements for the acquisition of Advance Theory, Inc. in the prior periods due to the fact that the proforma consolidation of Advance Theory, Inc. would be immaterial to the consolidated financial statements taken as a whole.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Company Background

Since mid-2005 we have been focused on expanding our business operations from their previous exclusive focus on the marketing of our desktop application, the Catalyst EV™.  As we entered the first quarter of fiscal 2006, the three months ended June 30, 2006, we had developed into a multifaceted provider of marketing services and technology.   We have expanded the Catalyst EV™ product line to include the ComPro™, a desktop application designed specifically for securities professionals.  In addition we have added complementary lines of business, specifically:

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

We sell access to the database on a Cost Per Thousand basis, or CPM. The CPM is determined by the quantity of records and the number of demographic selects required by the customer’s marketing campaign. The online marketing campaigns are priced to maintain a 60% net operating profit.

The transformation of our business plan from mono-focused to multi-faceted occurred at the expense of our near-term efforts to market the Catalyst EV™.  As the greater portion of our cash and personnel have been dedicated to acquiring and implementing the technology program and the online marketing program, we were forced to curtail our applications marketing program.  During the first six months of fiscal 2007, for example, we took orders for desktop applications from only three customers, representing $210,000 in contract value. However, we expect that the multi-faceted direction of our business will, in the long term, open up substantial markets for the Catalyst EV™.  We can now offer Catalyst EV™ clients (a) a well-stocked menu of technological add-ons and (b) a complete online marketing program that will use our email database to locate the client’s Catalyst EV™ on the desktops of potential customers meeting the client’s demographic criteria.  This makes the Catalyst EV™ more than merely a software application, but rather a complete turnkey online marketing program.  If we are able to obtain sufficient capital to market it properly, we expect the Catalyst EV™ to produce noteworthy revenue in the future.

Results of Operations

During the first quarter of fiscal 2007 we recognized $436,260 in revenue, a 31% improvement over the first quarter of fiscal 2006.  Most of the revenue was attributable to email marketing campaigns and related data services such as email append, co-registration, and reverse appends.  Also included in revenue was the sale of one ComPro™, for which we received 50,000 shares of restricted common shares of an AMEX listed company. The bid price of the shares when we acquired them was $52,000.  However we will not be able to sell the shares until Spring of 2007, by which time the price may change considerably.

Also contributing to revenue during the first quarter of fiscal 2007 was the sale of 50,000 restricted shares that we received from a public company during fiscal 2005 in exchange for a desktop application.  When we received the shares, we chose not to record any value for this stock on our Statement of Operations, since the fair value of the shares was very speculative.  Therefore we are now recognizing the full net proceeds of the sales as revenue.  Net proceeds from the sale of those 50,000 shares were $15,909. We recorded that amount as “other income” on our Consolidated Statements of Operation.  There remain 148,000 shares from that sale that became eligible for resale in September 2006.

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

Despite the growth recorded in the quarter ended June 30, 2006, we came to realize that our business model included significant inefficiencies that, if not attended to immediately, could cause service interruptions as we grew.  For that reason, during the quarter ended September 30, 2006, we suspended our marketing program.  The result was that we realized only $22,491 in revenue during the recent quarter.  During the same period, we implemented the following program to enhance our sales program:

•

We consolidated our Florida and New York operations in our Buffalo office, in order to reduce costs and enhance supervision.

•

We implemented a full range of hardware and software upgrades,

•

We enhanced our Compro™ software application to increase the benefits it offers to securities professionals.

Our largest expense for the six month period was the combination of consulting fees, officers’ compensation and salaries and wages: $1,076,048.  Of that sum, $447,766 was paid in the form of common stock.  The remainder was cash paid or accrued.  The fact that this combination of expenses far exceeds our revenue is evidence of the fact that we remain in, essentially, a period of development.  The personnel responsible for reconstructing our business operations have became the source of our largest ongoing expense.

Our next largest expense for the six months ended September 30, 2006 was the $703,750 in loan fees that we incurred.  This represented the value of common stock that we issued to two shareholders to induce them to lend us funds for working capital.  Because of Centale’s poor financial condition, it has not been possible for us to obtain financing on conventional terms.  Until we improve our balance sheet and achieve profitable operations, we will continue to incur large expenses for financing costs.

The professional fees of $153,359 that we incurred during the first six months of fiscal 2007 primarily consisted of legal, accounting and bookkeeping fees.  Until we generate revenues in a quantity appropriate for a public company, these expenses that we incur as a result of being a public company will remain disproportionate.  These expenses will also continue to be significant in the near future as the growth of our business will entail the need for considerable legal and accounting experience.  The ratio of these expenses to our revenue will reduce, however, as our full-scale operations yield an increase in revenue.

Our business activities during the first six months of fiscal 2007 resulted in $2,521,274 in expenses, yielding a net loss of $2,168,328.  Besides the specific items discussed above, most of this expense was related to our marketing efforts.  During the next year our marketing expenses will increase as much as our available cash permits, since it is our plan to devote all available resources to the task of establishing Centale as a known player in the rapidly growing field of online marketing.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During the first six months of fiscal 2007, our total proceeds from the sale of common stock were $145,709.  In addition, we issued promissory notes to a small number of investors for a total of $668,749.

Through September 30, 2006, however, we had used almost all of those funds for our operations.  On September 30, 2006 we had only $22,555 in cash remaining on hand.  At the same time, we had current liabilities totaling $1,885,145.  On our balance sheet we recorded sufficient offsetting current assets to limit the working capital deficit to $440,705.  However, that resulted from the fact that there is included among current assets $1,349,792 in prepaid expenses, which is the unamortized value of stock that we issued to employees and consultants as compensation for services to be carried out during the next twelve months.  Those prepaid expenses are not liquid assets, however.  Therefore, in order to carry on our business, we must obtain additional capital.

On August 4, 2006 we entered into a Refinancing Agreement with our principal creditor, in which $675,000 in debt was converted into a note due in August 2007 bearing interest at 18% per annum.  We issued 2,750,000 shares in consideration of that concession.  The market value of those shares will be recorded as an additional interest expense over the life of the note.  The refinancing substantially improved our liquidity, but the cost will adversely affect our efforts to achieve profitability.  Since that time, the same investor has made over $200,000 in short-term loans to Centale to sustain our operations.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Centale in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Centale is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Centale’s system of disclosure controls and procedures was effective as of September 30, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Centale’s second fiscal quarter that has materially affected or is reasonably likely to materially affect Centale’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

In August 2006 Centale issued 2,750,000 shares of common stock to Carlos Huerta.  The shares were issued in consideration for the extension of loans to Centale in the aggregate amount of over $700,000.  The shares were valued at a total of $343,750, based on the market price of the shares on the dates of grant.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and was acquiring the shares for his own accounts.  There were no underwriters.

In August 2006 Centale issued 5,150,000 shares of common stock to Donna A. Wier, upon her exercise of a stock purchase warrant.  The shares were issued in exchange for forgiveness of accrued interest, valued at $51,500.  The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to an individual who had access to detailed information about Centale and was acquiring the shares for her own accounts.  There were no underwriters.

In August 2006 Centale sold 1,000,000 shares of common stock to an investor for $120,000.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and who was acquiring the shares for his own account.  There were no underwriters.

In August 2006 Centale issued 300,000 shares of common stock to Juan Ferreira.  The securities were issued in satisfaction of unpaid compensation.  The shares were valued at $27,000, which was the market value on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and who was acquiring the shares for his own account.  There were no underwriters.

(e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2007.

Item 5

      Other Information.

Departure of Directors

On November 14, 2006 Robert Kutnick resigned from his position as a member of the Centale Board of Directors.  On the same date, Brandon Kittendorf was removed from his position as a member of the Centale Board of Directors.

Item 6.

Exhibits

      31

Rule 13a-14(a) Certification

      32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CENTALE, INC.

Date: November 20, 2006

By: /s/ Jon DeYoung

Jon DeYoung,

Chief Executive Officer and Chief Financial Officer