Form 10QSB
period 2006-12-31
Centale, Inc.
filed 2007-02-14
CIK 1297965

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2006

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

February 12, 2007

Common Voting Stock: 170,621,918 shares

Transitional Small Business Disclosure Format (check one):      Yes   [   ]     No  [X]

CENTALE, INC.
BALANCE SHEET
NINE MONTHS ENDED DECEMBER 31, 2006

	(UNAUDITED)
	December 31, 2006	March 31, 2006
ASSETS
Current Assets
Cash and Cash Equivalents	0	29,385
Accounts Receivable
(net of allowance for doubtful accounts of zero dollars)	3,827	14,388
Employee Receivable	0	1,500
Total Current Assets	3,827	45,273
Fixed Assets
Furniture, Fixtures, Equipment	0	65,261
Less: Accumulated Depreciation	0	(19,901)
Total Fixed Assets	0	45,360
Other Assets
Software Development	170,000	170,000
Software Technology	229,950	229,950
Less: Accumulated Amortization	(150,533)	(90,540)
Customer List	550,000	550,000
Investment in Circle Group Holdings	50,000	0
Investment in FSBO	13,500	0
Security deposits	0	16,405
Total Other Assets	862,918	875,815
TOTAL ASSETS	866,744	966,448
LIABILITIES & EQUITY
Current Liabilities
Accounts Payable	484,899	276,094
Accrued Expenses	19,329	0
Cash Overdraft	2,414	0
Loan Payable	106,666	0
L/P –Stockholders	30,000	822,562
Payroll Tax Liabilities	9,537	0
Total Current Liabilities	652,846	1,098,656
Total Liabilities	652,846	1,098,656
Equity
Common Stock: $.01 Par, 250,000,000 Authorized
171,536,482 and 20,989,962 Shares Issued
and Outstanding as of December 31, 2006
and March 31, 2006, respectively	1,715,365	209,900
Preferred Stock: $.01 Par, 5,000,000 Shares Authorized
No Shares Outstanding	0	0
Additional Paid In Capital	6,915,413	2,780,922
Accumulated Deficit	(8,416,880)	(3,123,030)
Total Stockholder's Equity (Deficit)	213,898	(132,208)
TOTAL LIABILITIES & EQUITY	866,744	966,448

The accompanying notes are an integral part of these financial statements

CENTALE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

	COMMON STOCK				STOCKHOLDER
	NUMBER OF		ADDITIONAL	ACCUMULATED	EQUITY
	SHARES	VALUE	PAID IN CAPITAL	DEFICIT	(DEFICIT)

BALANCE - MARCH 31, 2005	16,766,000	167,660	1,233,024	(1,044,371)	356,313

Common Stock Issued for Cash	885,500	8,855	544,145		553,000
Common Stock Issued in Satisfaction
of Note Payable	1,000,000	10,000	427,796		437,796
Common Stock Issued in Exchange
for Services	2,094,898	20,949	228,393		249,342
Common Stock Issued in Exchange
for Assets	500,000	5,000	545,000		550,000
Common Stock Conversion to
Note Payable	(256,436)	(2,564)	(197,436)		(200,000)
Net Loss for the Period				(2,078,659)	(2,078,659)
BALANCE - MARCH 31, 2006	20,989,962	209,900	2,780,922	(3,123,030)	(132,208)

Common Stock issued for Cash	1,190,415	11,904	108,805		120,709
Common Stock issued for
Intangible Assets	2,500,000	25,000	500,000		525,000
Common Stock issued for
Agency Termination Fee	84,224,959	842,250	0		842,250
Common Stock Issued in Satisfaction
of Notes Payable	44,665,742	446,657	973,926		1,420,583
Common Stock Issued in Exchange
for Services	8,864,798	88,648	1,887,510		1,976,158
Common Stock Issued in Exchange
for Loan Fee	3,950,000	39,500	664,250		703,750
Common Stock Issued in Exchange
for Interest Expense	5,150,606	51,506	0		51,506
Net Loss for the Period (unaudited)				(5,293,850)	(5,293,850)
BALANCE - DECEMBER 31, 2006	171,536,482	1,715,365	6,915,413	(8,416,880)	213,898

The accompanying notes are an integral part of these financial statements

CENTALE, INC.
STATEMENTS OF OPERATION
THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

	December 31, 2006	December 31, 2005
ORDINARY INCOME / (EXPENSE)
REVENUES	29,484	96,374

DIRECT COSTS:
Commissions	4,515	0
Technology services	63,203	131,630

Total Direct Costs	67,718	131,630

GROSS MARGIN	(38,233)	(35,256)
EXPENSES
Advertising	5,750	66,548
Amortization	19,998	6,250
Agency Termination Fee	842,250	0
Bad Debt	161,651	0
Consulting Services	1,448,392	60,470
Depreciation	6,846	4,000
Impairment of Goodwill	525,000	0
Insurance Expense	5,939	25,016
Interest Expense	60,613	0
Loss on Disposal of Assets	82,532	0
Miscellaneous	2,513	61,779
Office Expense	24,288	44,156
Officers' Compensation	59,231	65,000
Professional Services	17,845	74,855
Rent	37,012	54,292
Salaries & Wages	11,023	177,531
Travel Expense	5,376	40,725
Total Expense	3,316,257	680,622
Loss from Operations	(3,354,491)	(715,878)
Other Income / (Expense)
Other Income / (Expense)	11,498	0
NET LOSS FOR THE PERIOD	(3,342,992)	(715,878)

LOSS PER SHARE:
Basic	(0.02)	(0.04)
Fully Diluted	(0.02)	(0.04)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING
Basic	178,623,263	17,972,667
Fully Diluted	178,623,263	17,972,667

The accompanying notes are an integral part of these financial statements

CENTALE, INC.
STATEMENTS OF OPERATION
NINE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

	December 31, 2006	December 31, 2005
ORDINARY INCOME / EXPENSE
REVENUES	480,737	881,258

DIRECT COSTS:
Commissions	21,585	0
Technology services	159,868	250,931

Total Direct Costs	181,453	250,931

GROSS MARGIN	299,284	630,327
EXPENSES
Advertising	207,092	379,100
Amortization	59,993	18,750
Agency Termination Fee	842,250	0
Bad Debt Expense	161,651	0
Consulting Services	1,807,830	234,585
Depreciation	16,234	12,000
Impairment of Goodwill	525,000	0
Insurance Expense	33,922	65,796
Interest Expense	112,250	3,598
Loan Fee	703,750	0
Loss on Disposal of Assets	82,532	0
Miscellaneous	17,218	83,246
Office Expense	135,001	136,025
Officers' Compensation	202,190	183,697
Professional Services	125,546	184,335
Rent	128,803	127,885
Salaries & Wages	447,957	546,207
Travel Expense	28,032	95,365
Total Expense	5,637,251	2,070,589
Loss from Operations	(5,337,967)	(1,440,262)
Other Income/Expense
Other Income	44,118	587
NET LOSS FOR THE PERIOD	(5,293,850)	(1,439,675)
LOSS PER SHARE:
Basic	(0.05)	(0.08)
Fully Diluted	(0.05)	(0.08)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	102,769,501	17,501,000
Fully Diluted	102,769,501	17,501,000

The accompanying notes are an integral part of these financial statements

CENTALE, INC.
STATEMENT OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)
	December 31, 2006	December 31, 2005
CHANGES IN ASSETS AND LIABILITIES
Net Loss for the Period	(5,293,850)	(1,439,675)
NON-CASH ADJUSTMENTS
Depreciation and Amortization	76,227	30,750
Bad Debt	161,651	0
Impairment of Goodwill	525,000	0
Agency Termination Agreement	842,250	0
Loss on Disposal of Assets	82,532	0
Common Stock issued in exchange for services	1,976,158	781,230
Common Stock issued in exchange for loan fee	703,750	437,796
Commons Stock issued in exchange for interest expense	51,506	0
Cash Flows from Operating Activities
Accounts Receivable	(214,590)	(110,512)
Employee Advance	1,500	43,999
Security Deposit	16,405	(981,980)
Accounts Payable	208,806	671,363
Accrued Expenses	19,329	0
Cash Overdraft	2,414	0
Payroll Tax Liabilities	9,537	0
Net cash provided by Operating Activities	(831,375)	(567,029)

Cash Flows from Investing Activities
Purchases of Computer software	0	(238,050)
Purchases of Furniture, Fixtures, Equipment	(53,406)	(31,162)
Net Cash Used in Investing Activities	(53,406)	(269,212)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans to Stockholders	628,021	0
Proceeds from Loan Payable	106,666	125,000
Proceeds from Issuance of Common Stock	120,709	548,000
Net cash provided by Financing Activities	855,396	673,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,385)	(163,241)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	29,385	138,646
CASH AND CASH EQUIVALENTS - END OF PERIOD	0	(24,595)

SUPPLEMENTAL DISCLOSURES
Interest Paid	112,250	3,598
Income Taxes Paid	0	0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Common Stock issued for Intangible Assets	525,000	0
Common Stock issued in Satisfaction of Notes Payable	1,420,583	0

The accompanying notes are an integral part of these financial statements

CENTALE, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED DECEMBER 31, 2006

NOTE A – BASIS OF PRESENTATION

The interim financial statements of Centale, Inc. (the “Company”), included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended March 31, 2006.

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

NOTE C – COMMON STOCK

During the nine months ended December 31, 2006, the Company raised capital through issuance of 150,546,520 shares of its common stock.

The Company issued 8,864,798 shares of its common stock for services.  There were 1,190,415 shares issued for cash, 44,665,742 issued in satisfaction of Notes Payable, and 5,150,606 shares issued in exchange for interest expense.  There were also 3,950,000 shares issued in exchange for Loan Fee, and 2,500,000 issued for obtaining Advance Theory assets in April of 2006.

On December 26, 2006, 84,224,959 shares of stock were issued to TA Wier in regards to the cancellation of his Agency Agreement with Centale, Inc.  The shares are valued at par.

CENTALE, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED DECEMBER 31, 2006

NOTE D – GOING CONCERN

The Company’s financial statements has been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses and an accumulated deficit totaling $8,416,880 for the period from date of inception (November 12, 1998) through December 31, 2006.

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

In December 2006, Advance Theory, Inc. was dissolved.  All monies paid to Advance Theory, Inc. and on behalf of Advance Theory, Inc. have been written off as a bad debt.  All assets and liabilities remained with the original owners of Advance Theory at the time of disposition.

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

On April 11, 2006 stock was issued for the total amount of $50,000 received from Tretters.  Per the agreement, the amount of $12,500 was to be reported as a loan from Carl Tretter and $12,500 as a loan from Cindy Tretter.  The balance of $25,000 was to purchase stock equally between Carl and Cindy Tretter.  The loan has been correctly recorded in the quarter and the stock remains with the Tretters as of December 31, 2006.

NOTE G – CONTINGENT STOCK ISSUANCE

On December 27, 2006 the Company entered into a Consulting Agreement with Big Apple Consulting USA, Inc.  Big Apple agreed to provide consulting and investor relations services to the

CENTALE, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED DECEMBER 31, 2006

Company, including providing access to the securities brokerage community and promoting the Company to that community.  The Company agreed that in each month of the agreement it will issue to Big Apple for its services common stock with a market value of $100,000.  The Company also gave Big Apple a one year option to purchase 5,000,000 The Company common shares at $.10 per share, 10,000,000 shares at $.25 per share, and 10,000,000 shares at $.50 per share.  The Consulting Agreement has a term of one year.

On December 27, 2006 the Company also entered into a Sales Agency Agreement (dated December 26, 2006) with Big Apple.  Big Apple agreed to promote the Company’s software branded COMPRO™ to the securities industry.  Big Apple also agreed to provide the Company contact information for public companies that could be customers for the COMPRO™.  The Company agreed to pay a fee to Big Apple for each COMPRO™ license written to a company referred by Big Apple.  The Company also agreed that when Big Apple has provided the Company 1,000 marketing leads, Big Apple will have an option to purchase common stock that will equal 4.9% of the Company’s outstanding stock at a price of $.001 per share.

NOTE H –NEW PRONOUNCEMENTS

In September 2006 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The Company is currently evaluating the effect of the guidance contained in SFAS 157 and does not expect the implementation to have a material effect on the Company’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Company Background

From mid-2005 until the fall of 2006 we had been focused on expanding our business operations from their previous exclusive focus on the marketing of our desktop application, the Catalyst EV™.  As we entered the first quarter of fiscal 2006, the three months ended June 30, 2006, we had developed into a multifaceted provider of marketing services and technology.   We have expanded the Catalyst EV™ product line to include the ComPro™, a desktop application designed specifically for securities professionals.  In addition we have added complementary lines of business, specifically:

Advanced Technology.  With the acquisition of Advance Theory, Inc. at the beginning of the fiscal year, we had a dedicated technology development facility, charged with responsibility for keeping our product offerings on the cutting edge of technology.

Email Database.  During the early portion of this fiscal year, our database of deliverable email records grew to 124 million. 80 million of those records are matched with corresponding postal codes. The growth of the database was a result of ongoing co-registration activities. All data is segregated into a variety of demographic selects, including age, gender, income, homeowner/renter, affinity interests, etc.

The transformation of our business plan from mono-focused to multi-faceted occurred at the expense of our near-term efforts to market the Catalyst EV™.  As the greater portion of our cash and personnel had been dedicated to acquiring and implementing the technology program and the online marketing program, we were forced to curtail our applications marketing program.  During the first six months of fiscal 2007, for example, we took orders for desktop applications from only three customers, representing $210,000 in contract value. However, we expected that the multi-faceted direction of our business will, in the long term, open up substantial markets for the Catalyst EV™.

In the third quarter of fiscal 2007, which ended on December 31, 2006, our lack of capital resources forced us to terminate our efforts to become a multi-faceted technology provider, and to return to our initial focus on marketing our desktop applications.  During that quarter we closed our Florida operations, returned Advance Theory to its original owners, and terminated the marketing of our email database.  Our business is now exclusively focused on the marketing of the COMPRO™ and Catalyst EV™.

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

Despite the growth recorded in the quarter ended June 30, 2006, we came to realize that our business model included significant inefficiencies that, if not attended to immediately, could cause service interruptions as we grew.  For that reason, during the quarter ended September 30, 2006, we suspended our marketing program.  The result was that we realized only $22,491 in revenue during that quarter.  During the same period, we implemented the following program to enhance our sales program:

•

We consolidated our Florida and New York operations in our Buffalo office, in order to reduce costs and enhance supervision.

•

We implemented a full range of hardware and software upgrades,

•

We enhanced our Compro™ software application to increase the benefits it offers to securities professionals.

In the third quarter, which ended on December 31, 2006, we further refined our operations by eliminating all aspects of our business that are not directly related to the sale of software applications.  Due to the disruption in our business operations brought on by the several stages of change in this fiscal year, we realized only $29,484 in revenue for the quarter ended December 31, 2006.  However we have finally obtained the necessary focus for our business, and expect to report a substantial increase in revenue for the fourth quarter of fiscal 2007.

Our largest expense for the nine month period ended December 31, 2006 was the combination of consulting fees, officers’ compensation and salaries and wages: $2,457,977.  Of that sum, $1,976,158 was paid in the form of common stock.  The remainder was cash paid or accrued.  The fact that this combination of expenses far exceeds our revenue is evidence of the fact that we remain in, essentially, a period of development.  The personnel responsible for reconstructing our business operations have became the source of our largest ongoing expense.

Our next largest expense for the nine months ended December 31, 2006 was the $842,250 agency termination fee that we incurred at the end of the nine months when Mr. Wier terminated his agency agreement with Centale.

Our next largest expense for the nine months ended December 31, 2006 was the $703,750 in loan fees that we incurred.  This represented the value of common stock that we issued to two shareholders to induce them to lend us funds for working capital.  Because of Centale’s poor financial condition, it has not been possible for us to obtain financing on conventional terms.  Until we improve our balance sheet and achieve profitable operations, we will continue to incur large expenses for financing costs.

Our next largest expense for the nine months ended December 31, 2006 was the $525,000 impairment of goodwill that we incurred at the end of the nine months when we surrendered Advance Theory to its original owners and terminated our email database marketing operations.

The professional fees of $125,546 that we incurred during the first nine months of fiscal 2007 primarily consisted of legal, accounting and bookkeeping fees.  Until we generate revenues in a quantity appropriate for a public company, these expenses that we incur as a result of being a public company will remain disproportionate.  These expenses will also continue to be significant in the near future as the growth of our business will entail the need for considerable legal and accounting experience.  The ratio of these expenses to our revenue will reduce, however, as our full-scale operations yield an increase in revenue.

Our business activities during the first nine months of fiscal 2007 resulted in $5,637,251 in expenses, yielding a net loss of $5,337,967.  Besides the specific items discussed above, most of this expense was related to our marketing efforts.  During the next year our marketing expenses will increase as much as our available cash permits, since it is our plan to devote all available resources to the task of establishing Centale as a known player in the rapidly growing field of online marketing.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During the first nine months of fiscal 2007, our total proceeds from the sale of common stock were $120,709.  In addition, we issued promissory notes to a small number of investors for a total of $734,687.  Most of those notes were converted into common stock in December 2006.

Through December 31, 2006, however, we had used all of those funds for our operations.  On December 31, 2006 we had no cash remaining on hand.  At the same time, we had current liabilities totaling $652,846.  Therefore, in order to carry on our business, we must obtain additional capital.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Centale in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Centale is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Centale’s system of disclosure controls and procedures was effective as of December 31, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Centale’s third fiscal quarter that has materially affected or is reasonably likely to materially affect Centale’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

In December 2006 Centale issued 32,529,918 shares of common stock to Go Global, Inc.  The shares were issued in settlement of loans in the aggregate amount of $975,897.55.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principal had access to detailed information about Centale and was acquiring the shares for its own accounts.  There were no underwriters.

In December 2006 Centale issued 10,373,098 shares of common stock to Kenneth Keller.  The shares were issued in settlement of loans in the aggregate amount of $311,192.95.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and was acquiring the shares for his own accounts.  There were no underwriters.

In December 2006 Centale issued 84,224,959 shares of common stock to Thaddeus A. Wier, Jr..  The shares were issued in exchange for Mr. Wier’s agreement to terminate his agency agreement with Centale.  The shares were valued at $1,842,250, which was the market value of the stock on the date of the exchange.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale and was acquiring the shares for his own accounts.  There were no underwriters.

In December 2006 Centale issued 500,000 shares of common stock to each of the four members of its Board of Directors.  The shares were issued in compensation for services.  The shares were valued at the market value of the stock on the date of the exchange.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about Centale and were acquiring the shares for their own accounts.  There were no underwriters.

In December 2006 Centale issued 3,172,000 shares of common stock to Big Apple Consulting USA, Inc.  The shares were issued in compensation for services.  The shares were valued at $.03 per share, which was the market value of the stock on the date of the exchange.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Centale and was acquiring the shares for its own account.  There were no underwriters.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2007.

Item 6.

Exhibits

      31

Rule 13a-14(a) Certification

      32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CENTALE, INC.

Date: February 14, 2007

By: /s/ Thaddeus A. Wier, Jr.

Thaddeus A. Wier, Jr., Chief Executive Officer

and Chief Financial Officer