Form 10KSB
period 2007-03-31
Centale, Inc.
filed 2007-06-29
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-50863

CENTALE, INC.
(Name of Small Business Issuer in its Charter)

New York	30-0299889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

191 Main Street, East Aurora, NY 14052
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 716-714-7100

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ___    No    X

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___     No    X

State the issuer’s revenues for its most recent fiscal year: $ 697,216.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.01 par value, held by non-affiliates as of June 18, 2007 was $529,782.

As of June 18, 2007 the number of shares outstanding of the Registrant’s common stock was 182,621,918 shares, $.01 par value.

Transitional Small Business Disclosure Format:            Yes ___          No   X

DOCUMENTS INCORPORATED BY REFERENCE:   None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Centale.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.	Business

In February 2004 Centale began to develop and implement its current business model.  By the end of fiscal 2006, on March 31, 2006, Centale had completed the development of its core technology, acquired complementary technologies and businesses, and expanded its business scope.  When fiscal 2007 began, Centale presented itself to the Internet industry as the source for fully-integrated online marketing programs based on our cornerstone technology, the customized desktop software application that we call the “Catalyst EV™.”

Unfortunately, we lacked the capital necessary to properly present our marketing programs to the market.  During fiscal 2007, therefore, we refocused on our fundamental mission:  the design and distribution of desktop software applications.  Currently, our operations are focused on two iterations of the Catalyst EV™, each of which is designed to meet the needs of a specific market:

➢	the ComPro™ - designed to provide time sensitive information to the financial services industry; and
➢	the Community AlertPro™ - designed to provide emergency alerts to the university campus.

The Catalyst EV™

The Catalyst EV™ was developed by Centale to capitalize on the growing internet community that, according to Nielson, numbers 201,661,159 users in the U.S. alone. Pew Internet and American Life estimate that there are 500,000,000 desktops in the U.S. and that the average individual now spends more time on the computer than on any other medium, including television, radio or print.

Our Catalyst EV™ is a desktop communications platforms that is programmable and interactive.  It can be distributed either as a downloadable hyperlink on a website, or as an e-mail attachment.  Catalyst EV™ can be a platform for whatever text, graphics or functions a customer wants to communicate directly through the desktops of its end users.

The Catalyst EV™ resides, after download, on the end user’s computer desktop.  Through the Catalyst EV™ our clients can establish 1-to-1 “real-time” communication direct to the end user’s desktop 24/7 in audio, video, rich media, animation, and/or text. We can customize the platforms to satisfy the particular communication needs of each customer.  For customers with a dedicated clientele, this desktop communication platform can render both mail and email obsolete as media for mass communication to their client base.

The Catalyst EV™ is produced for us on an exclusive basis by Netsmartz LLC, an international software design firm.  We market the Catalyst EV™ to entities employing or wishing to employ Web-based communication with their clientele and/or end users.

Target Markets

For fiscal 2008 we have tightened the focus of our operations.  Our primary focus will be on two specific markets, for each of which we have designed a Catalyst EV™.

ComPro™.  The ComPro™ is a desktop communications application that provides information critical to the investment and financial community directly on the end-user’s desktop.  As communications from public companies, brokers and investment advisors to their investors become an online phenomenon, our ComPro™ provides advantages not available in email:  it demands the investor’s immediate attention in a way that only a phone call can replicate, but at a fraction of the expense. Since early in 2006 we have marketed the ComPro™ through networking with industry organizations, including The National Investment Bankers Association (NIBA), the Financial Service Exchange (FSX), and the Southern California Investor Association, (SCIA).

Community AlertPro™.  In the wake of the Virginia Tech tragedy, Centale has designed a Catalyst EV™ to meet the demand for a multi-media emergency alert notification system that will enable a university to broadcast notices throughout the university community, simultaneously reaching every computer that is online, every mobile device that is turned on, and every telephony device that is plugged in.  Centale is currently negotiating a joint venture with the provider of a system that provides emergency alerts to all of the phones and mobile devices enrolled in the system.  With the integration of the Catalyst EV™ technology into that system, a university can be assured that its emergency communications will achieve immediate and thorough penetration of the community.  We intend to commence marketing of that system as soon as the joint venture is finalized and the necessary capital is raised.

Revenue Streams

Our business plan for fiscal 2007 contemplates that each of our two focal Catalyst EVs will provide us a number of revenue streams.

ComPro™.  Placement of a ComPro™ with an investment industry professional provides us four streams of revenue:

•	A one-time licensing fee.
•	A monthly hosting fee to cover the client’s data transfer requirements.
•	Placement with third parties of streaming ads integrated with the messages sent by the client to the end-users of the ComPro™
•	Placement of links to third party site – e.g. brokerage firms or financial journals.

Community AlertPro™.  Placement of a Community AlertPro™ with a university will provide us three streams of revenue:

•	A one-time set-up fee.
•	An annual per-user charge.
•	A monthly hosting fee.

Backlog

Our current backlog of firm orders is approximately $170,000.  In June 2006 we had $270,000 in backlog, most of which were insertion orders for email advertising  that we marketed at that time.

Employees

We currently employ 6 individuals, all of whom are on a full-time basis.  5 of our employees are dedicated to marketing and 2 are involved in management.   None of our employees belongs to a collective bargaining unit.

Item 2.	Properties

Centale occupies an office in East Aurora, New York that is rented for $3,000. per month by one of Centale’s shareholders.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “CNTL.OB” since October 14, 2005.  Prior to that date, there was no market for the Company’s securities.  Set forth below are the high and low bid prices for each of the full and partial quarters commencing on October 14, 2005 and ending on the last day of our 2007 fiscal year.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low
December 31, 2005	$2.00	$1.15
March 31, 2006	$1.50	$.21

June 30, 2006	$1.50	$.21
September 30, 2006	$.26	$.05
December 31, 2006	$.10	$.03
March 31, 2007	$.06	$.02

(b) Shareholders

Our shareholders list contains the names of 165 registered stockholders of record of the Company’s Common Stock.

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

In March 2007 Centale issued 3,000,000 shares of common stock to Big Apple Consulting (USA), Inc.  The shares were issued in compensation for services, and were valued at $.02 per share, the market price on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Centale, and were acquiring the shares for its own account.  There were no underwriters.

(e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2007.

Item 6.	Management’s Discussion and Analysis

Company Background

From mid-2005 until the fall of 2006 we had been focused on expanding our business operations from their previous exclusive focus on the marketing of our desktop application, the Catalyst EV™.  As we entered fiscal 2006, we had developed into a multifaceted provider of marketing services and technology.   We had added to our Catalyst EV™ product line complementary lines of business, specifically a dedicated technology development facility and a database of deliverable email records.

The transformation of our business plan from mono-focused to multi-faceted occurred at the expense of our near-term efforts to market the Catalyst EV™.  As the greater portion of our cash and personnel had been dedicated to acquiring and implementing the technology program and the online marketing program, we were forced to curtail our applications marketing program.  During the first six months of fiscal 2007, for example, we took orders for desktop applications from only three customers, representing $210,000 in contract value. However, we expected that the multi-faceted direction of our business would, in the long term, open up substantial markets for the Catalyst EV™.

In the third quarter of fiscal 2007, which ended on March 31, 2007, our lack of capital resources forced us to terminate our efforts to become a multi-faceted technology provider, and to return to our initial focus on marketing our desktop applications.  During that quarter we closed our Florida operations, returned our technology development facility to its original owners, and terminated the marketing of our email database.  Our business is now exclusively focused on the marketing of the Catalyst EV™.

Results of Operations

During fiscal 2007 (which ended on March 31, 2007) we recognized $697,216 in revenue, a 162% improvement over fiscal 2006.  Most of the revenue was realized in the first quarter of the year, which included sales of email marketing campaigns, and in the fourth quarter of the year, after we renewed our focus on the sale of the Catalyst EV™.  At the present time, our firm backlog of orders is only $170,000.  So we cannot determine whether we will be able to continue the growth in sales realized in the 4th quarter of fiscal 2007.  Our plan is to introduce the Community AlertPro™ as soon as we have sufficient funds, and we expect that the demand for that application will be considerable.  If we are successful in launching that product, the combination of those new sales with sales of our ComPro™ should enable us to surpass prior results.

Our primary expenses during fiscal 2007 fall into four categories:

Consulting fees, officers’ compensation and salaries and wages: $2,601,464.  Of that sum, $2,025,589 was paid in the form of common stock.  The remainder was cash paid or accrued.  The fact that this combination of expenses far exceeds our revenue is evidence of the fact that we remain in, essentially, a period of development.  The personnel responsible for reconstructing our business operations have been the source of our largest ongoing expense.  The return of our operations at the end of the year to an exclusive focus on the Catalyst EV™ has alleviated a large portion of this salary and fee burden, as we have reduced our staff from 26 employees to 6.

Impairment of Intangible Expenses:  $923,708.  The greater portion of this expense ($842,250) was incurred in December 2006 when we issued 84,229,959 common shares to our Chief Executive Officer, Thaddeus A. Wier, Jr., to compensate him for the termination of his agency agreement with Centale.  This occurred in connection with the decision of the Board of Directors to appoint Mr. Wier to the position of Chief Executive Officer at the same time that Centale’s primary creditors agreed to convert their debts into equity.

Loan fee and interest expense:  $830,915.  This represents the expenses we incurred in order to fund our operations.  The $703,750 in loan represented the value of common stock that we issued to two shareholders to induce them to lend us funds for working capital.  Because of Centale’s poor financial condition, it has not been possible for us to obtain financing on conventional terms.  Until we improve our balance sheet and achieve profitable operations, we will continue to incur large expenses for financing costs.

Impairment of goodwill:  $525,000.  We incurred this expense in the 3rd quarter  when we surrendered our technology development facility to its original owners and terminated our email database marketing operations.

The professional fees of $249,964 that we incurred during fiscal 2007 primarily consisted of legal, accounting and bookkeeping fees.  Until we generate revenues in a quantity appropriate for a public company, these expenses that we incur as a result of being a public company will remain disproportionate.  These expenses will also continue to be significant in the near future as the growth of our business will entail the need for considerable legal and accounting experience.  The ratio of these expenses to our revenue will reduce, however, if our operations yield an increase in revenue.

Our business activities during the fiscal 2007 resulted in $6,121,480 in expenses, yielding a net loss from operations of $5,577,011.  We did realize a capital gain of $41,396 on the sale of shares of stock that we had received in fiscal 2006 as a license fee.  So our net loss for fiscal 2007 was $5,535,615.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During fiscal 2007, our total proceeds from the sale of common stock were $120,709.  In addition, we issued promissory notes to a small number of investors for a total of $734,687.  Most of those notes were converted into common stock in December 2006.

Through March 31, 2007, however, we had used all of those funds for our operations.  On March 31, 2007 we had only $275 in cash remaining on hand and no other current assets.  At the same time, we had current liabilities totaling $743,523.  Therefore, in order to carry on our business, we must obtain additional capital.

We continue to actively seek investment capital, and expect to issue more of our common stock for this purpose in the coming months.  At the present time, however, no one has committed to provide us any additional funds.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2007, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  The first was our determination, explained in Note B to the Financial Statements that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry-forward.  The primary reason for the determination was our lack of certainty as to whether Centale would carry on profitable operations in the future.  The second material estimate, explained in Note C to our financial statements, was our determination that the software technology that we acquired during fiscal 2006 will have a useful life of five years. Based on that determination, we are amortizing the expenses we incurred in acquiring and developing that technology over a five year period.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2007.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There were two recent accounting pronouncements that may have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for fiscal years beginning after December 15, 2005. The Standard may adversely affect the Company’s results of operations if the Company issues a material quantity of stock options or similar instruments to its employees.

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that Centale recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for Centale on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. Centale is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

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

At March 31, 2007 we had only $275 in cash and no other current assets to balance $743,523 in current liabilities.  In order for us to continue in business, it will be necessary that we obtain additional capital.  If we are unable to obtain sufficient capital, we will not survive in business.  We have no commitment from any source to provide us further financing.

We will need to issue a substantial amount of equity in order to fund our business operations.

Because of our lack of liquid assets, it will be necessary for us to issue a substantial amount of equity during fiscal 2008 in order to fund our operations.  These sales of equity will dilute the interest of current shareholders in our company.  In addition, to the extent that we sell the equity for prices below market, the sale of equity will also dilute the value of the shares held by our current shareholders.

Our delay in bringing our technology to market could prevent us from achieving a viable level of sales.

Although we developed the Catalyst EV™ almost three years ago, our lack of resources has prevented us from initiating marketing with any intensity.  During fiscal 2007 our revenue from the Catalyst EV™ was less than $500,000.  Our future efforts to market the Catalyst EV™ on a broad scale may be hindered by the fact that the industry has become accustomed to the insignificance of the Catalyst EV™.  We plan to counter that effect by focused marketing, such as the introduction of the ComPro™ and the Community AlertPro™.  We cannot know at this time, however, whether the market will be open to our technology.

Our technology could be replicated by competitors.

The technology captured within the Catalyst EV™ platform is the result of five years of development by Centale and its predecessors.  However, a sophisticated software development company could replicate our technology today in a matter of months.  If a large software distributor undertook direct competition with us, its superior capital resources could hinder or defeat our efforts to capture a significant market position.

We rely on outsourcing for design and development.

Centale employs no designers, no engineers and no programmers.  All of the development services required to fulfill our contracts for desktop applications are performed by companies under contract to us – primarily Netsmartz LLC, a software design company located in Rochester NY.  The outsourcing process opens us up to several risks, including delays in fulfilling our contracts, delays in obtaining necessary technology, and potential loss of our trade secrets.  Since our success will depend on our ability to capture a substantial position in the Internet community by promptly delivering a quality application to our clients, our lack of direct control over the individuals responsible for the development could damage that effort.

Our practice of accepting equity in exchange for products and services leaves our revenue stream exposed to adverse changes in the stock market.

During the past year we have on a number of occasions accepted common stock as payment by our customers in lieu of cash.  This practice has enabled us to make sales to clients who might otherwise have been unable to fund our applications.  However, in each case, the stock we accepted was penny stock.  And the fact that our revenue and cash flow will depend on our success in reselling these shares exposes us to the risks attendant to investing in penny stocks.  In most cases we are required to hold the stock for at least a year before we can sell it.  During that period, the stock may lose some or all of its value.  Therefore our revenue may be less, as a result of this practice than it would be if we sold exclusively for cash.

Centale is not likely to hold annual shareholder meetings in the next few years.

New York corporation law provides that members of the board of directors retain authority to act until they are removed or replaced at a meeting of the shareholders.  The holders of ten percent of the outstanding common stock may demand that an annual meeting be held.  But absent such a demand, the board has no obligation to call a shareholders meeting.  Unless a shareholders meeting is held, the existing directors elect directors to fill any vacancy that occurs on the board of directors.  The shareholders, therefore, have no control over the constitution of the board of directors, unless a shareholders meeting is held.

Centale has never held an annual or a special meeting of shareholders.  The Board of Directors of Centale consists of individuals who were elected to their positions by previous members of the Board of Directors.  Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  Therefore, any new members of the Board of Directors or any replacements for current members will be nominated and elected by the present members of the Board.

Related party transactions may occur on terms that are not favorable to Centale.

On several occasions during the past three years, Centale has engaged in business transactions with its founder, Thaddeus A. Wier, Jr., or with Mr. Wier’s spouse.  Among the transactions were several financing transactions in which Mr. Wier or his spouse loaned money to Centale, a transaction in which Centale purchased technology from Mr. Wier, a number of consulting agreements under which Centale paid cash or issued stock to Mr. Wier, and a transaction in December 2006 when Centale issued 84 million shares to Mr. Wier to compensate him for cancellation of his agency contract.  Mr. Wier is currently the Chief Executive Officer of Centale, and he is currently the owner of 46% of Centale’s outstanding shares.  It is possible that he will engage in other transactions with Centale.  It is also possible that Centale will engage in financing or other transactions with other shareholders or members of its Board of Directors.  It is unlikely that Centale will obtain independent confirmation that the terms of such related party transactions are fair.  If the terms are unfair to Centale, the transactions could harm our operating results.

The volatility of the market for Centale common stock may prevent a shareholder from obtaining a fair price for his shares.

Centale at the present time has fewer than 500 shareholders and only a small number of market makers.  As a result, the market price for our common stock is volatile, at times moving over 50% in one day.  Unless and until the market for our common stock grows and stabilizes, the common shares you purchase will remain illiquid.  A shareholder in Centale who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

Only a small portion of the investment community will purchase “penny stocks” such as Centale common stock.

Centale’ common stock is defined by the SEC as a “penny stock” because it trades at a price less than $5.00 per share.  SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor."  This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks.  Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to its customers.  Most institutional investors will not invest in penny stocks.  In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market.  As a result of this widespread disdain for penny stocks, there will be a limited market for Centale’ common stock as long as it remains a “penny stock.”  This situation may limit the liquidity of your shares.

Item 7.	Financial Statements

The Company’s financial statements, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Thaddeus A. Wier, Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Centale’s disclosure controls and procedures as of March 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Centale in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Centale is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  In the course of that review, Mr. Wier   identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  In light of this situation, management has considered adding personnel to the company’s bookkeeping and accounting operations.  However, as there has been no instance during fiscal 2006 in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our limited resources at this time.

Based on his evaluation, Mr. Wier concluded that Centale’s system of disclosure controls and procedures was effective as of March 31, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Centale’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Centale’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company are listed in the table below.

Name	Age	Position with the Company	Director Since
Thaddeus A. Wier, Jr.	45	Chief Executive Officer, Chief Financial Officer	--
Patrick T. Parker	52	Director	2004
Carlos Huerta	38	Director	2006
Dan DeArmas	39	Director	2006
Sterling Sheppard	31	Vice President, Secretary	--

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Thaddeus A. Wier, Jr.   Mr. Wier acquired the controlling stock interest in Centale in February 2004, and served as Chairman of Centale from February 2004 until November 2004.  He was re-appointed to that position in December 2006..  Since November 2004 Mr. Wier has been employed as Chief Executive Officer of Prolink Sports Marketing, Inc. and as President of the Buffalo Silverbacks, a franchise in the American Basketball Association.  From April 2003 until December 2003 Mr. Wier was the Chief Executive Officer of JMT Solutions LLC, which was engaged in the business of direct response marketing in Palm Bay, Florida.  From January 2002 until April 2004 Mr. Wier was the President of JMT Marketing, Inc., which was engaged in the business of selling custom software solutions in East Aurora, New York.  From 1998 through 2001 Mr. Wier was employed by Tek 21, Inc., which was involved in designing, developing and marketing custom software solutions.  Mr. Wier founded Tek 21, Inc. in 1998 and served at times as Chief Executive Officer, at times as Director of Business Development, and at times as a consultant to Tek 21, Inc.   In July of 1999 Mr. Wier was convicted of violating the Martin Act, the New York State blue sky law, in connection with the sale of securities to two investors for $4,250.  The incident arose from Mr. Wier’s involvement with a now-defunct company in 1993.  Mr. Wier was enjoined from selling securities to the public in New York State and was ordered to pay restitution.

Patrick T. Parker.  Mr. Parker is currently self-employed as a business consultant.  Mr. Parker served as Centale’s Chief Executive Officer from November 2004 until January 2006.  Mr. Parker’s prior career was focused on the application of new media to the investment banking industry.  Mr. Parker started his career as an investment banker with Prudential-Bache and then Smith Barney, where he was involved in financing entertainment projects.  That experience led to fourteen years of involvement in the use of entertainment media to generate sales leads.  Mr. Parker was employed from 1996 to 2004 as Senior Vice President and Director of Media Relations for Barkley Financial, a commodities broker in South Florida.  During the same period Mr. Parker was also employed as CEO of Business Image Group, Inc., which produced direct response television and radio ads, as well as President of PTP Associates d/b/a Pathways to Profit Inc., an advertising agency production company.

Carlos Huerta.  Since 1997 Mr. Huerta has been employed as President of Go Global, Inc., an entity owned and controlled by Mr. Huerta that is engaged in real estate development.  Mr. Huerta holds an M.B.A. from the University of Miami.

Dan DeArmas.  Since 2005 Mr. DeArmas has been employed as President of Sierra Agency, a marketing and Web consulting service that he owns.  From 1998 to 2005 Mr. DeArmas was employed as Director of Marketing and Web Services for COMSYS.  Mr. DeArmas holds a bachelor’s degree from the University of Maryland.

Sterling Shepperd.  Mr. Shepperd has been the Vice President of Centale since July 2004, and had served as a consultant to Centale from February 2004 until July 2004.  From June 2003 through November 2003 Mr. Shepperd was the Sales Manager for JMT Solutions, LLC, which was engaged in the business of direct response marketing in Palm Bay, Florida.  From 1999 until he joined JMT Solutions, Mr. Shepperd was employed by DanMark, Inc., an organization engaged in direct response marketing.  Mr. Shepperd served as Sales Manager and Trainer for two of DanMark’s offices.

Audit Committee; Compensation Committee

The Board of Directors has not appointed an Audit Committee or a Compensation Committee.  The Board of Directors does not have an audit committee financial expert.  The Board of Directors has not yet recruited an audit committee financial expert to join the Board of Directors because the Company has not yet commenced a significant level of financial operations.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because it has only recently acquired a significant number of members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2007, except that each member of the Board of Directors failed to file a Form 3 and Mr. Wier was late in filing a Form 4.

Item 10.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Centale to the individuals who served as its Chief Executive Officers during the year ended March 31, 2007.   Mr. DeYoung served as Chief Executive Officer from March 15, 2006 until December 6, 2006.  Mr. Wier was elected to that position on December 6, 2006.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Jon DeYoung	2007	--	--	$15,000	--	--
	2006	$15,000	--	--	--	--

T. Wier	2007	$20,000	--	--	--	--

Employment Agreements

None of Centale’s officers is party to an employment agreement.

Remuneration of Directors

Centale has not adopted any policy regarding compensation of members of the Board of Directors, and has not paid any cash remuneration to any member of the Board.  However, in December 2006 Centale issued 500,000 shares of common stock to each of its directors.  The shares had a market value of $.03 each on the date of the grant.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended March 31, 2007 and those options held by him on March 31, 2007.

Option Grants in the Last Fiscal Year
	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
T. Wier	0	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended March 31, 2007 and held by them unvested at March 31, 2007.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
T. Wier	0	--

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Thaddeus A. Wier, Jr., our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 182,621,918 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Thaddeus A. Wier, Jr.	83,769,892	(2)	45.9%
Patrick T. Parker	3,689,745	(3)	2.0%
Carlos Huerta	38,575,745	(4)	21.1%
Dan DeArmas	500,000		0.3%

All officers and directors as a group (5 persons)	126,935,382		69.5%
____________________________
(1)	The address of each shareholder, unless otherwise noted, is c/o Centale, Inc. 191 Main Street, East Aurora, NY 14052.
(2)	Includes 289,800 shares owned by Mr. Wier’s minor children.
(3)	Includes 60,000 shares owned by Mr. Parker’s spouse and 5,000 shares owned by his daughter.
(4)	Includes (a) 37,029,918 shares owned by Go Global, Inc., of which Mr. Huerta is the sole owner, and (b) 310,000 shares that Mr. Huerta holds as trustee of trust for the benefit of his minor children.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	0	--	0
Total	0	--	0

Item 12.	Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

Thaddeus A. Wier, Jr.

Commencing in February 2004, Thaddeus A. Wier, Jr. organized the current business of Centale.  Mr. Wier was responsible for recruiting most of our current management and for strategizing the current business plan.  He also sold to Centale, for $100,000, the core technology on which the Catalyst EV™ is based.  From February 2004 until November 2004 Mr. Wier served as President of Centale pursuant to an employment agreement with Centale.

In November 2004 Mr. Wier resigned from his position as an officer and member of Centale’s Board of Directors.  In connection with his resignation, Mr. Wier exercised his option to acquire one million shares of Centale common stock in exchange for forgiveness of the $100,000 that Centale owed to Mr. Wier for the Catalyst technology.  At that time, Centale issued a $125,000 note to Mr. Wier in compensation for unpaid salary and bonus.  Centale also entered into an Advisory Agreement with Mr. Wier, in which he undertook to provide consulting services to Centale’s Board and executive officers in the areas of business development, investor relations, public relations and finance.  For these services Centale agreed to pay Mr. Wier a fee of $20,000 per month until October 31, 2006.  Centale issued to Mr. Wier’s spouse, Donna Wier, an option to purchase 1.5 million shares of Centale common stock if certain performance criteria were met.

From time to time during 2005 and early 2006, Donna Wier loaned funds to Centale for working capital.  Centale issued several short-term promissory notes to Ms. Wier, but repeatedly defaulted in paying the notes by their terms.  Centale also defaulted in making payments under Mr. Wier’s Advisory Agreement, and he assigned his rights under that agreement to Donna Wier.  In November 2005, then Donna Wier agreed to cancel a debt in excess of $650,000 owed to her by Centale, in consideration of Centale’s agreement to renegotiate the debt.

On February 1, 2006 Centale entered into an Agreement in Satisfaction with Donna A. Wier and Thaddeus A. Wier, Jr.  Pursuant to the Agreement in Satisfaction:

•
Centale issued a demand promissory note for $150,000 to Ms. Wier.  Subsequently it issued notes for an additional $127,562 in consideration of loans.  Centale secured the notes by a first lien on all of Centale’s assets.

•	Centale issued a Common Stock Purchase Warrant, which permitted Ms. Wier to purchase 6,500,000 common shares at $.01 per share.
•	Centale agreed to file with the Securities and Exchange Commission a registration statement that would permit Ms. Wier to resell to the public the shares underlying the Warrant.
•	Centale entered into a consulting agreement with Thaddeus A. Wier, Jr., pursuant to which it agreed to pay Mr. Wier a fee of $175 per hour for management consulting services.
•	Centale entered into an Agency Agreement with Thaddeus A. Wier, Jr. that granted him certain rights to market the Catalyst EV™.

In August 2006 Centale entered into a Refinancing Agreement with Thaddeus A. Wier, Jr. Donna A. Wier, Carlos Huerta, and Patrick T. Parker.  Pursuant to the Refinancing Agreement, Mr. Huerta paid $500,000 to Donna Wier in full satisfaction of all obligations of Centale to her and Mr. Wier.  Centale issued to Mr. Huerta an 18% Promissory Note in the principal amount of $675,000, due on August 4, 2007, and secured by a pledge of all of Centale’s assets.  In consideration of the extension of the loan and in satisfaction of a $175,000 debt incurred in 2005, Centale issued to Mr. Huerta’s company, Go Global, Inc., 2,750,000 shares of common stock.   Centale also issued 1,000,000 shares to Patrick T. Parker in settlement of debts, and Mr. Parker assigned those shares and an additional 750,000 shares to Go Global, Inc. in connection with the agreement.  At the same time, Donna Wier exercised her Common Stock Purchase Warrant in full, and assigned the shares to Thaddeus A. Wier, Jr.  Centale subsequently filed a registration statement that permits Mr. Wier and Mr. Huerta to sell to the public the shares they acquired under the Refinancing Agreement.

On December 6, 2006 Centale issued 84,224,959 shares of common stock to Thaddeus A. Wier, Jr. in consideration of his agreement to cancel the Agency Agreement.  The shares were valued at $.03 per share, which was the market price on that date.

Carlos Huerta

In the Spring of 2005 Mr. Huerta purchased 310,000 shares of common stock from Centale for a cash payment of $310,000.

In June 2005 Mr. Huerta loaned $175,000 to Centale.  In exchange for the loan, Centale gave Mr. Huerta a $175,000 demand promissory note and issued 175,000 shares of common stock to Mr. Huerta.

In August 2006 Mr. Huerta and Centale entered into a Refinancing Agreement along with Thaddeus A. Wier, Jr. Donna A. Wier, and Patrick T. Parker, a shareholder of Centale.  Pursuant to the Refinancing Agreement, Mr. Huerta paid $500,000 to Donna Wier in full satisfaction of all obligations of Centale to her and Mr. Wier.  Centale issued to Mr. Huerta an 18% Promissory Note in the principal amount of $675,000, due on August 4, 2007, and secured by a pledge of all of Centale’s assets.  In consideration of the extension of the loan and in satisfaction of the $175,000 debt incurred in 2005, Centale issued to Mr. Huerta’s company, Go Global, Inc., 2,750,000 shares of common stock.   Centale also issued 1,000,000 shares to Patrick T. Parker in settlement of debts, and Mr. Parker assigned those shares and an additional 750,000 shares to Go Global, Inc. in connection with the agreement.  Centale subsequently filed a registration statement that permits Mr. Huerta to sell to the public up to 2,000,000 of the shares he acquired under the Refinancing Agreement.

After August 2006 Mr. Huerta has made a number of loans to Centale for working capital.  On December 6, 2006 Centale issued 32,529,918 shares of common stock to Go Global, Inc. in consideration of its cancellation of a debt in the amount of $975,897.55 owed to it by Centale.

Director Independence

The following member of our Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System:  Dan DeArmas.

Item 13.	Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets - March 31, 2007 and 2006

Statements of Changes in Stockholders’ Equity (Deficit) - Years Ended March 31, 2007 and 2006

Statements of Operations - Years ended March 31, 2007 and 2006

Statements of Cash Flows - Years ended March 31, 2007 and 2006

Notes to Financial Statements

(b) Exhibit List

3-a	Certificate of Incorporation, as amended through June 2004 – filed as an exhibit to the Registration Statement on Form 10-SB (File No.: 000-50863) and incorporated herein by reference.

3-a(1)
Certificate of Amendment of Certificate of Incorporation executed on November 25, 2005 – filed as an exhibit to the Current Report on Form 8-K dated November 29, 2005 and incorporated herein by reference.

3-b	Second Amended and Restated By-laws – filed as an exhibit to the Company's Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.

10-a	Software Development Agreement with Netsmartz LLC dated July 1, 2004 - filed as an exhibit to the Registration Statement on Form 10-SB (File No.: 000-50863) and incorporated herein by reference.

21	Subsidiaries - none

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certifications

Item 14.	Principal Accountant Fees and Services

Audit Fees

Rotenberg & Co. LLP billed $11,000 in connection with the audit of the Company’s financial statements for the year ended March 31, 2007 and $15,000 in connection with the audit of the Company’s financial statements for the year ended March 31, 2006.  Also included in those billings were services performed in connection with the reviews of the Company’s financial statements for the interim quarterly periods as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal 2007 and 2006.

Audit-Related Fees

Rotenberg & Co., LLP billed the Company $11,000 for Audit-Related fees during the year ended March 31, 2007 and $6,000 for Audit-related fees during the year ended March 31, 2006.

Tax Fees

Rotenberg & Co., LLP billed $0 to the Company in the year ended March 31, 2007 for professional services rendered for tax compliance, tax advice and tax planning.  Rotenberg & Co., LLP billed $0 to the Company in the year ended March 31, 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rotenberg & Co., LLP the Company $0 for other services during the year ended March 31, 2007.   Rotenberg & Co., LLP the Company $0 for other services during the year ended March 31, 2006.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders
Centale, Inc.
(A New York Corporation)
East Aurora, New York

We have audited the accompanying balance sheets of Centale, Inc. as of March 31, 2007 and 2006, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Centale, Inc. will continue as a going concern.  As discussed in Note G to the financial statements, the Company has incurred losses that have resulted in an accumulated deficit.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding this matter are described in Note G.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rotenberg & Co., llp
Rochester, New York
June 28, 2007

CENTALE, INC.
BALANCE SHEETS
MARCH 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets
Cash and Cash Equivalents	275	29,385
Accounts Receivable (net of allowance for doubtful accounts of zero dollars)	0	14,388
Employee Receivable	0	1,500
Total Current Assets	275	45,273

Fixed Assets
Furniture, Fixtures, Equipment	0	65,261
Less: Accumulated Depreciation	0	(19,901)
Total Fixed Assets	0	45,360

Other Assets
Software Development	153,479	170,000
Software Technology	129,950	229,950
Less: Accumulated Amortization	(132,119)	(90,540)
Customer List	0	550,000
Investment in Circle Group Holdings	50,000	0
Investment in FSBO	13,500	0
Security deposits	0	16,405
Total Other Assets	214,810	875,815

TOTAL ASSETS	215,085	966,448

LIABILITIES & EQUITY
Current Liabilities
Accounts Payable	319,582	276,094
Accrued Expenses	203,470	0
Loan Payable	36,716	0
L/P -Stockholders	173,579	822,562
Payroll Tax Liabilities	10,176	0
Total Current Liabilities	743,523	1,098,656

Total Liabilities	743,523	1,098,656

Equity
Common Stock: $.01 Par, 250,000,000 Authorized 173,511,482 and 20,989,962 Shares Issued and Outstanding as of March 31, 2007 and March 31, 2006, respectively	1,735,115	209,900
Preferred Stock: $.01 Par, 5,000,000 Shares Authorized No Shares Outstanding	6,395,092	2,780,922
Additional Paid In Capital
Accumulated Deficit	(8,658,645)	(3,123,030)
Total Stockholders' Equity (Deficit)	(528,438)	(132,208)

TOTAL LIABILITIES & EQUITY	215,085	966,448

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
MARCH 31, 2007 AND 2006

	COMMON STOCK		ADDITIONAL		STOCKHOLDER
	NUMBER OF		PAID IN	ACCUMULATED	EQUITY
	SHARES	VALUE	CAPITAL	DEFICIT	(DEFICIT)

BALANCE - MARCH 31, 2005	16,766,000	167,660	1,233,024	(1,044,371)	356,313

Common Stock Issued for Cash	885,500	8,855	544,145		553,000
Common Stock Issued in Satisfaction of Note Payable	1,000,000	10,000	427,796		437,796
Common Stock Issued in Exchange for Services	2,094,898	20,949	228,393		249,342
Common Stock Issued in Exchange for Assets	500,000	5,000	545,000		550,000
Common Stock Conversion to Note Payable	(256,436)	(2,564)	(197,436)		(200,000)

Net Loss for the Period				(2,078,659)	(2,078,659)

BALANCE - MARCH 31, 2006	20,989,962	209,900	2,780,922	(3,123,030)	(132,208)

Common Stock Issued for Cash	1,190,415	11,904	108,805		120,709
Common Stock Issued for Intangible Assets	2,500,000	25,000	500,000		525,000
Common Stock Issued for Agency Termination Fee	84,224,959	842,250	0		842,250
Common Stock Returned for Release of Intangible Asset	(500,000)	(5,000)	(545,000)		(550,000)
Common Stock Issued in Satisfaction of Notes Payable	44,665,742	446,657	973,924		1,420,581
Common Stock Issued in Exchange for Services	11,339,798	113,398	1,912,191		2,025,589
Common Stock Issued in Exchange for Loan Fee	3,950,000	39,500	664,250		703,750
Common Stock Issued in Exchange for Interest Expense	5,150,606	51,506	-0-		51,506

Net Loss for the Period (unaudited)				(5,535,615)	(5,535,615)

BALANCE - MARCH 31, 2007	173,511,482	1,735,115	6,395,092	(8,658,645)	(528,438)

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENTS OF OPERATIONS
THE YEARS ENDED MARCH 31, 2007 AND 2006

	March 31, 2007	March 31, 2006
REVENUES	697,216	265,990

DIRECT COSTS:
Commissions	21,585	0
Subcontracted Labor	4,600	186,536
Technology services	126,562	287,810

Total Direct Costs	152,747	474,346

GROSS MARGIN	544,469	(208,356)

EXPENSES
Advertising	208,018	180,231
Agency Termination Fee	842,250
Amortization	80,121	65,540
Bad Debt	286,651	0
Consulting Services	1,870,550	525,560
Depreciation	16,234	18,794
Impairment of Goodwill	525,000	0
Impairment of Intangible Assets	81,458	0
Insurance Expense	42,537	47,478
Interest Expense	127,165	3,598
Loan Fees	703,750	0
Loss on Disposal of Assets	67,685	0
Miscellaneous	17,767	35,535
Office Expense	94,862	160,226
Officers' Compensation	263,265	184,018
Professional Services	249,964	173,576
Rent	141,099	114,742
Salaries & Wages	467,649	214,845
Travel Expense	35,455	146,848
Total Expense	6,121,480	1,870,991

Loss from Operations	(5,577,011)	(2,079,347)

Other Income / (Expense)
Other Income / (Expense)	41,396	688

NET LOSS FOR THE PERIOD	(5,535,615)	(2,078,659)

LOSS PER SHARE:
Basic	(0.05)	(0.10)

Fully Diluted	(0.05)	(0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	102,927,971	18,966,866

Fully Diluted	102,927,971	18,966,866

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENT OF CASH FLOWS
FOR YEARS ENDED MARCH 31, 2007 AND 2006

	March 31, 2007	March 31, 2006
CHANGES IN ASSETS AND LIABILITIES
Net Loss for the Period	(5,535,615)	(2,078,659)

NON-CASH ADJUSTMENTS
Depreciation and Amortization	96,355	84,334
Bad Debt	286,651	0
Agency Termination Fee	842,250
Impairment of Goodwill	525,000	0
Impairment of Intangible Assets	81,458	0
Loss on Disposal of Assets	67,685	0
Common Stock issued in exchange for services	2,025,589	249,342
Common Stock issued in exchange for loan fee	703,750	0
Commons Stock issued in exchange for interest expense	51,506	0
Note Payable in exchange for services	771,600	437,796

Cash Flows from Operating Activities
Accounts Receivable	(335,763)	(14,388)
Employee Advance	1,500	42,499
Security Deposit	16,405	0
Accounts Payable, Accrued Expenses and Payroll Tax Liabilities	257,135	217,892
Net cash provided by Operating Activities	(144,494)	(1,061,184)

Cash Flows from Investing Activities
Purchases of Computer software	(3,479)	(149,950)
Purchases of Furniture, Fixtures, Equipment	(38,562)	(23,689)
Net Cash Used in Investing Activities	(42,041)	(173,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans to Stockholders	0	597,562
Proceeds from Loan Payable	36,716	(25,000)
Proceeds from Issuance of Common Stock	120,709	553,000
Net cash provided by Financing Activities	157,425	1,125,562

NET CHANGE IN CASH AND CASH EQUIVALENTS	(29,110)	(109,261)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	29,385	138,646
CASH AND CASH EQUIVALENTS - END OF PERIOD	275	29,385

SUPPLEMENTAL DISCLOSURES
Interest Paid	0	3,598

Income Taxes Paid	100	250

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued for Intangible Assets	1,367,250	550,000

Common Stock Returned for Release of Intangible Assets	(550,000)	0

Common Stock issued in Satisfaction of Notes Payable	1,420,581	437,796

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007 and 2006
AUDITED

NOTE A – THE COMPANY

History

The Company was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care Properties, Ltd.  In July 2004, the Company changed its name to Centale, Inc.

The Company was engaged in the business of leasing real estate to health care facilities.  During 1999, the Company ceased its operations and commenced actions to voluntarily seek protection from creditors under the bankruptcy code.  During 2003, the Company distributed its assets to the creditors in satisfaction of its outstanding liabilities.  The bankruptcy was subsequently dismissed.  The Company remained dormant until 2004, when one of the Company’s shareholders purchased a controlling interest.  In February 2004, the Company began its development stage as an internet based marketing company.  The development stage ended within the second and third quarter of fiscal year ended March 31, 2006.

Nature of Operations

The Company, as of the date of these financial statements, is operating as a technology solutions provider.  The internet marketing was discontinued early in the third quarter of this fiscal year due to difficulties with service providers and subsequent cancellations by customers.  Both the Florida and the former Advance Theory, Inc. offices were closed as a result, in an attempt to reduce future overhead expenses.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The financial statements of Centale, Inc. (the “Company” included herein, have been prepared by the Company pursuant to the rules and regulations of the Security Exchange Commission (the “SEC”).  The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the period April 1, 2006 through March 31, 2007.  Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital and stock awards.

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007 and 2006
AUDITED

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Reclassifications

Certain reclassifications have been made to the financial statement presentation in the prior year to correspond to the current year’s format.  Total equity and net income are unchanged due to these reclassifications.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax  basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.  The Company had no material deferred tax assets or liabilities for the periods presented.  Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future benefits to be derived from net operating losses and tax credit carry forwards.  The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets.

Fixed Assets and Depreciation

Property and equipment are stated at cost, less accumulated depreciation computed using the straight line method over estimated useful lives as follows:

Computer Equipment	3 Years
Furniture & Fixtures	7 Years

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007 and 2006
AUDITED

Impairment of Assets

The Company evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of assets against the estimated discounted future cash flows associated with them.  At the time such evaluations indicate that the future discounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, therefore, the assets are adjusted to their fair values.

Loss per Common Share

Earnings (loss) per common share is computed in accordance with SFAS No. 128 “Earnings by Share” by dividing income available to common stockholders by weighted average number of common shares outstanding for each period.

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

Revenue Recognition

Revenue from execution of license agreements consists of a one-time development fee and periodic maintenance fees.  The revenue is earned and recognized in conjunction with the provisions of the agreements.

New Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”.  FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the potential impact FIN No. 48 will have on the Company’s financial position, results of operation and cash flows.

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007 and 2006
AUDITED

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The Company is currently evaluating the effect of the guidance contained in SFAS 157 and does not expect the implementation to have a material effect on the Company’s financial statement.

NOTE C – OTHER ASSETS

During the fiscal year ended March 31, 2006, the Company began using Software Development and Software Technology intangible assets.  The Company is amortizing the cost of such intangible assets over their estimated useful lives of 5 years, using the straight-line method.

Estimated annual amortization expenses for the five years succeeding March 31, 2007 are as follows:

2008	2009	2010	2011	2012
$55,990	$55,990	$25,990	$13,340	$0

NOTE D – NOTES PAYABLE – STOCKHOLDERS

Note payable – stockholders consists of various notes payable to individual stockholders as follows:

	March 31, 2007	March 31, 2006

Note Payable – Stockholder, executed June 28, 2005, payable upon demand, unsecured and non-interest bearing, common stock issued for release of debt.	$-	$175,000

Note Payable – Stockholder, executed March 1, 2006, payable in monthly installments beginning May 1, 2006, unsecured. Common stock was issued for release of debt.	$-	$300,000

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007 and 2006
AUDITED

NOTE D – NOTES PAYABLE – STOCKHOLDERS (continued)

	March 31, 2007	March 31, 2006

Note Payable – Stockholder, originally executed on February 1, 2006, in the amount of $150,000, payable upon demand with monthly interest only payments and was a secured loan. Common stock was issued in September 2006 for the release of debt. The current loan amount consists of accrued salary of $47,600 and actual loan of $17,500, both non-interest bearing and unsecured.	$65,100	$277,562

Note Payable – Stockholder, executed March 17, 2006, payable upon demand, unsecured and non-interest bearing. Common stock was issued in satisfaction of debt.	$-	$20,000

Note Payable – Stockholder, executed March 28, 2006, payable upon demand, unsecured with monthly interest only payments was originally stated as $25,000 and was corrected to actual amount of $12,500. Common stock was issued in lieu of payment of interest, 15% annum, in December 2006.	$12,500	$25,000

Note Payable – Stockholder, executed March 28, 2006, payable upon demand, unsecured with monthly interest only payments was originally stated as $25,000 and was corrected to actual amount of $12,500. Common stock was issued in lieu of payment of interest, 15% annum, in December 2006	$12,500	$25,000

Note Payable – Stockholder, originally stated as an account payable and later reclassed as a unsecured, non-interest bearing note payable in April 2006.	$33,479	$-

Note Payable – Stockholder, executed April 13, 2006, payable upon demand. This note is a unsecured, 15% interest annum bearing note.	$50,000	$-

Total Amount of Note Payable – Stockholder	$173,579	$822,562

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007 and 2006
AUDITED

NOTE D – NOTES PAYABLE – STOCKHOLDERS (continued)

The five year maturities of debt are as follows:

2008	2009	2010	2011	2012
$173,579	0	$ 0	$ 0	$ 0

NOTE E – LOANS PAYABLE

During the first quarter, the Company purchased equipment with a loan for $39,755, with a balance outstanding at fiscal year end of $36,716.  This loan has no specific repayment terms as of March 31, 2007.

NOTE F – COMMON STOCK

During the twelve months ended March 31, 2007, the Company raised capital through issuance of 152,521,520 shares of common stock.

The Company issued 11,339,798 shares of its common stock for services.  There were 1,190,415 shares issued for cash, 44,665,742 shares issued in satisfaction of Note Payable and 5,150,606 issued in exchange for interest expense.  There were also 3,950,000 shares issued in exchange for Loan Fee, 2,500,000 issued for obtaining Advance Theory assets in April 2006.

On December 26, 2006, 84,224,959 shares of stock were issued to TA Wier in regards to the cancellation of his Agency Agreement with Centale, Inc.

Centale is entered into an agreement with Big Apple Consulting, in which Big Apple will use its network to help market Centale’s stock and find potential investors.  The term of the agreement is December 27, 2006 to December 27, 2007.  Centale has the option to extend for an additional 6 months.  As compensation, Big Apple has the option to purchase 25,000,000 shares of Centale’s common stock based on the following:
  5,000,000 shares @ $0.10
10,000,000 shares @ $0.25
10,000,000 shares @ $0.50
These options shall expire December 27, 2007.  During March 2007, Big Apple was issued 3,000,000 shares stock for services rendered, per the December 27, 2006 agreement.

In January 2007, 500,000 shares were returned upon the resignation of Brandon Kittendorf, and release of Revelution Ads, Inc., 500,000 shares were returned that were issued for prior services.

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007 and 2006
AUDITED

NOTE G – GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses and an accumulated deficit totaling $8,658,645 for the period from date of inception (November 12, 1998) through March 31, 2007.

The Company’s continued existence is dependent upon its ability to raise capital or to successfully market and sell its product.  The Company plans to raise working capital through equity offerings and future profitable operations.  The financial statements do not include any adjustments that might be necessary, should the Company be unable to continue as a going concern.

NOTE H – ACQUISITIONS / DISPOSITIONS

On April 7, 2006, the Company issued 2,500,000 shares to Kristen Johnson in exchange for the assets of Advance Theory, Inc., which were valued at $525,000.  The financial statements reflected expenses incurred within Advance Theory, Inc. for the period from April through September 30, 2006.

In December 2006, Advance Theory, Inc. was dissolved.  All monies paid to Advance Theory, Inc. and on behalf of Advance Theory, Inc. have been written off as a bad debt.  All assets and liabilities remained with the original owners of Advance Theory, Inc. at the time of disposition and the original investment was recorded as Impairment of Goodwill.

NOTE I – OTHER MATTERS

On April 26, 2006, the Company received 50,000 shares of common stock from Circle Group Holdings, Inc., which had a fair market value of $50,000.  These shares were issued in lieu of payment to the Company from Circle Group Holdings for services rendered.  The investment is classified as available for sale.

On June 1, 2006, the Company received 9,645,000 shares of common stock from FSBO Media Holdings, Inc., which had a fair market value of $13,500.  These shares were issued in payment for an email marketing campaign that the Company supplied.  This investment is classified as available for sale.

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007 and 2006
AUDITED

NOTE I – OTHER MATTERS (continued)

On April 11, 2006, stock was issued for the total amount of $50,000 received from Tretters.  Per the agreement, the amount of $12,500 was to be reported as a loan from Carl Tretter and $12,500 as a loan from Cindy Tretter.  The balance of $25,000 was to purchase stock equally between Carl and Cindy Tretter.  The loan has been correctly recorded in the third quarter and the stock remains with the Tretters as of March 31, 2007.

On March 31, 2007, $201,396 of vendor balances were written off due to $66,000 in returned product, settlements, or abandoned collections.  Of the $201,400 amount, the remote possibility of further collection from Centale, Inc. is approximately $140,000.

NOTE J – SUBSEQUENT EVENTS

In April 2007, Circle Group Holdings’ stock certificates were sold for a gain of $22,575.

In June 2007, an agreement was made between Jon E. DeYoung and the Company that 5,000,000 shares of common stock would be issued in settlement of debts incurred through December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centale, Inc.

By:	/s/ Thaddeus A. Wier, Jr.
Thaddeus A. Wier, Jr., Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on June 28, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thaddeus A. Wier, Jr.
Thaddeus A. Wier, Jr
Chief Executive Officer,
Chief Financial Officer

/s/ Patrick T. Parker
Patrick T. Parker, Director

/s/ Carlos Huerta
Carlos Huerta, Director

/s/ Dan DeArmas
Dan DeArmas, Director

*       *       *       *       *