Form 10QSB
period 2007-06-30
Centale, Inc.
filed 2007-08-20
CIK 1297965

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2007

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

August 20, 2007

Common Voting Stock: 182,621,918 shares

Transitional Small Business Disclosure Format (check one):      Yes   [   ]     No  [X]

CENTALE, INC.
BALANCE SHEET
THREE MONTHS ENDED JUNE 30, 2007

	(UNAUDITED)
	June 30, 2007	March 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	0	275
Accounts Receivable	0	0
(net of allowance for doubtful accounts of zero dollars)
Total Current Assets	0	275
Fixed Assets
Furniture, Fixtures, Equipment	1,403	0
Less: Accumulated Depreciation	0	0
Total Fixed Assets	1,403	0
Other Assets
Software Development	153,479	153,479
Software Technology	129,950	129,950
Computer Software
Less: Accumulated Amortization	(146,288)	(132,119)
Investment in Circle Group Holdings	0	50,000
Investment in FSBO	13,500	13,500
Total Other Assets	150,641	214,810
TOTAL ASSETS	152,044	215,085
LIABILITIES & EQUITY
Current Liabilities
Accounts Payable	325,239	319,582
Accrued Expenses	366,036	203,470
Cash Overdraft	1,081
Loan Payable	36,356	36,716
L/P -Stockholders	231,079	173,579
Payroll Tax Liabilities	10,173	10,176
Total Current Liabilities	969,964	743,523
Total Liabilities	969,964	743,523
Equity
Common Stock: $.01 Par, 250,000,000 Authorized
176,511,482 and 173,511,482 Shares Issued
and Outstanding as of June 30, 2007
and March 31, 2007, respectively	1,765,115	1,735,115
Preferred Stock: $.01 Par, 5,000,000 Shares Authorized
No Shares Outstanding
Additional Paid In Capital	6,665,092	6,395,092
Accumulated Deficit	(9,248,127)	(8,658,645)
Total Stockholder's Equity (Deficit)	(817,920)	(528,438)
	152,044	215,085

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007

	June 30, 2007	June 30, 2006
ORDINARY INCOME / EXPENSE
REVENUES	7,500	436,260

DIRECT COSTS:
Commissions	0	8,070
Subcontracted Labor	6,750	0
Technology services	51	79,902

Total Direct Costs	6,801	87,972

GROSS MARGIN	699	348,288

EXPENSES
Advertising	3,817	195,922
Amortization	14,169	19,998
Consulting Services	467,477	103,500
Depreciation	0	4,694
Insurance Expenses	9,554	17,791
Loan Fee	0	360,000
Miscellaneous	7,700	9,335
Office Expenses	6,474	65,950
Officers' Compensation	60,000	75,000
Professional Services	9,959	55,649
Rent	6,800	62,836
Salaries & wages	26,729	264,044
Travel Expenses	127	13,677
Total Expense	612,806	1,248,396
Loss from Operations	(612,107)	(900,108)
Other Income/Expense
Other Income	22,625	39,421
NET LOSS FOR THE PERIOD	(589,482)	(860,687)

LOSS PER SHARE:
Basic	0	(0.04)

Fully Diluted	0	(0.04)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	176,511,482	24,401,119

Fully Diluted	176,511,482	24,401,119

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

	June 30, 2007	June 30, 2006
CHANGES IN ASSETS AND LIABILITIES
Net Loss for the Period	(589,482)	(860,687)

NON-CASH ADJUSTMENTS
Depreciation and Amortization	14,169	24,692
Common Stock issued in exchange for services	300,000	346,766
Common Stock issued in exchange for loan fee	0	360,000
Gain on Sale of Investments	(22,625)	0
Note Payable in exchange for services	0	120,000

Cash Flows from Operating Activities
Accounts Payable, Accrued Expenses and Payroll Tax Liabilities	168,219	125,247
Accounts Receivable	0	(165,067)
Employee Advance	0	(2,000)
Cash Overdraft	1,082	17,219
Net cash provided by Operating Activities	(128,637)	(33,830)

Cash Flows from Investing Activities
Sale of Investments	72,625
Purchases of Computer software	0	(4,326)
Purchases of Furniture, Fixtures, Equipment	(1,403)	(29,570)
Net Cash Used in Investing Activities	71,222	(33,896)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans to Stockholders	135,000	10,000
Payments to Stockholders	(77,500)	(20,000)
Proceeds (Payments) on Loan Payable	(360)	22,633
Contributions to Capital	0	25,708
Net cash provided by Financing Activities	57,140	38,341

NET CHANGE IN CASH AND CASH EQUIVALENTS	(275)	(29,385)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	275	29,385
CASH AND CASH EQUIVALENTS - END OF PERIOD	0	0

SUPPLEMENTAL DISCLOSURES
Interest Paid	0	0

Income Taxes Paid	0	0

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FIRST QUARTER PERIOD ENDED JUNE 30, 2006
(UNAUDITED)

	COMMON STOCK		ADDITIONAL		STOCKHOLDER
	NUMBER OF		PAID IN	ACCUMULATED	EQUITY
	SHARES	VALUE	CAPITAL	DEFICIT	(DEFICIT)

BALANCE - MARCH 31, 2006	20,989,962	209,900	2,780,922	(3,123,030)	(132,208)

Common Stock Issued for Cash	1,190,415	11,904	108,805		120,709
Common Stock Issued for
Intangible Assets	2,500,000	25,000	500,000		525,000
Common Stock Issued for
Agency Termination Fee	84,224,959	842,250	0		842,250
Common Stock Returned for
Release of Intangible Asset	(500,000)	(5,000)	(545,000)		(550,000)
Common Stock Issued in Satisfaction
of Notes Payable	44,665,742	446,657	973,924		1,420,581
Common Stock Issued in Exchange
for Services	11,339,798	113,398	1,912,191		2,025,589
Common Stock Issued in Exchange
for Loan Fee	3,950,000	39,500	664,250		703,750
Common Stock Issued in Exchange
for Interest Expense	5,150,606	51,506	0		51,506

Net Loss for the Period (unaudited)				(5,535,615)	(5,535,615)
BALANCE - MARCH 31, 2007	173,511,482	1,735,115	6,395,092	(8,658,645)	(528,438)

Common Stock Issued in Exchange
for Services	3,000,000	30,000	270,000	0	300,000

Net Loss for the Period (unaudited)				(589,482)	(589,482)

BALANCE - JUNE 30, 2007	176,511,482	1,765,115	6,665,092	(9,248,127)	(817,920)

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2007

NOTE A - BASIS OF PRESENTATION

The interim financial statements of Centale, Inc. (the "Company") included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10KSB for the year ended March 31, 2007.

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

CENTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2007

NOTE C - COMMON STOCK

Centale entered into an agreement with Big Apple Consulting, in which Big Apple will use its network to help market Centale’s stock and find potential investors. The term of the agreement is December 27, 2006 to December 27, 2007. Centale has the option to extend for an additional 6 months. As compensation, Big Apple has the option to purchase 25,000,000 shares of Centale’s common stock based on the following:

5,000,000 shares @ $0.10

10,000,000 shares @ $0.25

10,000,000 shares @ $0.50

These options shall expire December 27, 2007. During June 2007, Big Apple was issued 3,000,000 shares stock for services rendered, per the December 27, 2006 agreement.

NOTE D - GOING CONCERN

The Company's financial statements has been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses and an accumulated deficit totaling $9,248,127 for the period from date of inception (November 12,1998) through June 30, 2007.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The Company plans to raise working capital through equity offerings and future profitable operations. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE E - OTHER MATTERS

On April 26, 2006 the Company received 50,000 shares of common stock of Circle Holding Group, Inc, which had a fair market value of $50,000. These shares were issued in lieu of payment to the Company from Circle Group Holding for services rendered, and were sold April 12, 2007 with a net gain of $22,625

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

During the first quarter of fiscal 2008, due to our lack of funds, we were unable to deliver any applications to customers.  As a result, our revenue for the quarter was only $7,500.  Unless we are able to obtain additional capital resources, our revenue level will not increase in the future.

Our largest expense for the three month period ended June 30, 2007 was the combination of consulting fees, officers’ compensation and salaries and wages: $554,206.  The fact that this combination of expenses represents 90% of our expenses is evidence of the fact that we are in a period of development.  The personnel responsible for reconstructing our business operations have became the source of our largest ongoing expense.

Our business activities during the first three months of fiscal 2008 resulted in $612,806 in expenses.  During the quarter we sold some stock that we received as a fee in 2006, obtaining a gain of $22,625.  So our net loss for the quarter was $589,480.  Unless we are able to revive our current business or replace it with a new business, we will continue to incur losses.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During the quarter ended June 30, 2007, our operations were funded by loans from shareholders.  The net amount of loans received in the quarter was $57,500.  Through June 30, 2007, however, we had used all of those funds for our operations.  On June 30, 2007 we had no cash remaining on hand.  At the same time, we had current liabilities totaling $969,964.  Therefore, in order to carry on our business, we must obtain additional capital.

We continue to actively seek investment capital.  At the present time, however, no one has committed to provide us any additional funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Centale in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Centale is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Centale’s system of disclosure controls and procedures was effective as of June 30, 2007 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Centale’s first fiscal quarter that has materially affected or is reasonably likely to materially affect Centale’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

None.

Item 6.

Exhibits

      31

Rule 13a-14(a) Certification

      32

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CENTALE, INC.

Date: August 20, 2007

By: /s/ Thaddeus A. Wier, Jr

Thaddeus A. Wier, Jr.,

Chief Executive Officer and Chief Financial Officer