Form 10QSB
period 2007-09-30
Centale, Inc.
filed 2007-11-14
CIK 1297965

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-50863

CENTALE, INC.
(Name of Small Business Issuer in its Charter)

New York	30-0299889
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

37 Hamburg Street, East Aurora, NY 14052
(Address of Principal Executive Offices)

Issuer's Telephone Number: (716) 714-7100

191 Main Street, East Aurora, NY 14052
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
November 13, 2007
Common Voting Stock: 204,120,769 shares

Transitional Small Business Disclosure Format (check one):                 Yes ___           No    X

CENTALE, INC.
BALANCE SHEET

	(UNAUDITED)
	September 30, 2007	March 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	1,164	275
Accounts Receivable
(net of allowance for doubtful accounts of zero dollars)	20,416	0
Prepaid Expenses	11,485	0
Total Current Assets	33,065	275

Fixed Assets
Furniture, Fixtures, Equipment	1,403	0
Total Fixed Assets	1,403	0

Other Assets
Software Development	153,479	153,479
Software Technology	129,950	129,950
Less: Accumulated Amortization	-160,457	-132,119
Investment in Circle Group Holdings	0	50,000
Investment in FSBO	0	13,500
Total Other Assets	122,972	214,810

TOTAL ASSETS	157,440	215,085

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	284,536	319,582
Accrued Expenses	656	203,470
Loan Payable	36,356	36,716
L/P -Stockholders	222,286	173,579
Payroll Tax Liabilities	10,173	10,176
Total Current Liabilities	554,007	743,523

Total Liabilities	554,007	743,523

Stockholders' Equity
Common Stock: $.01 Par, 250,000,000 Authorized 204,120,769 and 173,511,482 Shares Issued and Outstanding as of September 30, 2007 and March 31, 2007, respectively	2,041,208	1,735,115
Preferred Stock: $.01 Par, 5,000,000 Shares Authorized No Shares Outstanding	0	0
Additional Paid In Capital	7,212,463	6,395,092
Accumulated Deficit	-9,650,238	-8,658,645
Total Stockholders' Equity (Deficit)	-396,567	-528,438

TOTAL LIABILITIES & EQUITY	157,440	215,085

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	COMMON STOCK		ADDITIONAL		STOCKHOLDER
	NUMBER OF		PAID IN	ACCUMULATED	EQUITY
	SHARES	VALUE	CAPITAL	DEFICIT	(DEFICIT)

BALANCE - MARCH 31, 2006	20,989,962	209,900	2,780,922	(3,123,030)	(132,208)

Common Stock Issued for Cash	1,190,415	11,904	108,805		120,709
Common Stock Issued for Intangible Assets	2,500,000	25,000	500,000		525,000
Common Stock Issued for Agency Termination Fee	84,224,959	842,250	0		842,250
Common Stock Returned for Release of Intangible Asset	(500,000)	(5,000)	(545,000)		(550,000)
Common Stock Issued in Satisfaction of Notes Payable	44,665,742	446,657	973,924		1,420,581
Common Stock Issued in Exchange for Services	11,339,798	113,398	1,912,191		2,025,589
Common Stock Issued in Exchange for Loan Fee	3,950,000	39,500	664,250		703,750
Common Stock Issued in Exchange for Interest Expense	5,150,606	51,506	-0-		51,506

Net Loss for the Period (unaudited)				(5,535,615)	(5,535,615)

BALANCE - MARCH 31, 2007	173,511,482	1,735,115	6,395,092	(8,658,645)	(528,438)

Common Stock Issued in Satisfaction of Notes Payable	5,009,287	50,093	37,571		87,664
Common Stock Issued in Exchange for Services	25,600,000	256,000	779,800		1,035,800

Net Loss for the Period (unaudited)				(991,593)	(991,593)

BALANCE - SEPTEMBER 30, 2007	204,120,769	2,041,208	7,212,463	(9,650,238)	(396,567)

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENTS OF OPERATION
THREE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	September 30, 2007	September 30, 2006
ORDINARY INCOME / (EXPENSE) REVENUES	40,416	22,491

DIRECT COSTS:
Commissions	0	9,000
Subcontracted Labor	10,000	0
Technology services	0	36,401

Total Direct Costs	10,000	45,401

GROSS MARGIN	30,416	(22,910)

EXPENSES
Advertising	0	5,420
Amortization	14,169	19,998
Consulting Services	316,500	255,938
Depreciation	0	4,694
Insurance Expense	2,709	10,193
Interest Expense	12,663	51,638
Loan Fee	0	343,750
Loss on Disposal of Assets	20,592	0
Miscellaneous	2,586	3,766
Office Expense	5,796	44,489
Officers' Compensation	10,000	67,959
Professional Services	21,241	97,710
Rent	3,768	48,293
Salaries & Wages	80,876	309,607
Travel Expense	170	9,423
Total Expenses	491,070	1,272,878

Loss from Operations	(460,654)	(1,295,788)

Other Income / (Expense)
Other Income / (Expense)	58,542	(11,853)

NET LOSS FOR THE PERIOD	(402,112)	(1,307,641)

LOSS PER SHARE:

Basic	(0.00)	(0.03)

Fully Diluted	(0.00)	(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	183,747,943	38,605,819

Fully Diluted	183,747,943	38,605,819

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENTS OF OPERATION
SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	September 30, 2007	September 30, 2006
ORDINARY INCOME / EXPENSE REVENUES	47,916	458,751

DIRECT COSTS:
Commissions	0	17,070
Subcontracted Labor	16,750	0
Technology services	51	116,303

Total Direct Costs	16,801	133,373

GROSS MARGIN	31,115	325,378

EXPENSES
Advertising	3,817	201,342
Amortization	28,338	39,996
Consulting Services	783,977	359,438
Depreciation	0	9,388
Insurance Expense	12,263	27,984
Interest Expense	12,663	51,638
Loan Fee		703,750
Loss on Disposal of Assets	20,592	0
Miscellaneous	10,286	13,101
Office Expense	12,270	110,439
Officers' Compensation	70,000	142,959
Professional Services	31,200	153,359
Rent	10,568	111,129
Salaries & Wages	107,605	573,651
Travel Expense	296	23,100
Total Expenses	1,103,875	2,521,274

Loss from Operations	(1,072,760)	(2,195,896)

Other Income/Expense
Other Income	81,167	27,568

NET LOSS FOR THE PERIOD	(991,593)	(2,168,328)

LOSS PER SHARE:

Basic	(0.01)	(0.07)

Fully Diluted	(0.01)	(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	180,222,340	32,695,285

Fully Diluted	180,222,340	32,695,285

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENT OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

	September 30, 2007	September 30, 2006
CHANGES IN ASSETS AND LIABILITIES
Net Loss for the Period	(991,593)	(2,168,328)

NON-CASH ADJUSTMENTS
Accumulated Depreciation and Amortization	28,338	49,383
Common Stock issued in exchange for services	1,035,800	447,766
Common Stock issued in exchange for loan fee	0	703,750
Commons Stock issued in exchange for interest expense	0	51,500
Gain on sale of investments	(22,625)	0
Loss on Disposal of Assets	20,592	0

Cash Flows from Operating Activities
Accounts Receivable	(27,508)	(116,005)
Employee Advance	0	(3,700)
Prepaid Expense	(11,485)	0
Accounts Payable	(35,046)	195,076
Accrued Expenses	(202,814)	22,344
Payroll Tax Liabilities	(3)	33,820
Net cash provided by Operating Activities	(206,344)	(784,394)

Cash Flows from Investing Activities
Purchases of Computer software	0	(4,326)
Sale of investments	72,625
Purchases of Furniture, Fixtures, Equipment	(1,403)	(32,568)
Net Cash Used in Investing Activities	71,222	(36,894)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans Payable-Stockholders	136,371	597,416
Proceeds from (payments on) Loan Payable	(360)	71,333
Proceeds from Issuance of Common Stock	0	145,709
Net cash provided by Financing Activities	136,011	814,458

NET CHANGE IN CASH AND CASH EQUIVALENTS	889	(6,830)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	275	29,385
CASH AND CASH EQUIVALENTS - END OF PERIOD	1,164	22,555

SUPPLEMENTAL DISCLOSURES

Interest Paid	12,663	51,638

Income Taxes Paid	0	0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock Issued for Intangible Assets	0	525,000
Common Stock Issued in Satisfaction of Notes Payable	87,664	133,500
Reduction of Investment in FSBO Stock to Fair Value	13,500	0

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2007

NOTE A - BASIS OF PRESENTATION

The interim financial statements of Centale, Inc. (the "Company" included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Security Commission (the "SEC").  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10KSB for the year ended March 31, 2007.

The accompanying unaudited interim financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim period presented.  The results of operations or this period are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.  Factors that affect the comparability of financial data from year to year and for comparable interim periods include nonrecurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital and stock awards.

NOTE B - COMMON STOCK

The Company issued 25,600,000 shares of its common stock for services and 5,009,287 shares issued in satisfaction of Notes Payable.

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

5,000,000 shares @ $0.10
10,000,000 shares @ $0.25
10,000,000 shares @ $0.50

These options shall expire December 27, 2007. During the six months ended September 30, 2007, Big Apple was issued 6,000,000 shares stock for services rendered, per the December 27, 2006 agreement.

NOTE C - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses and an accumulated deficit totaling $9,650,238 for the period from date of inception (November 12, 1998) through September 30, 2007.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market its products.  The Company plans to raise working capital through equity offerings and future profitable operations.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE D - OTHER MATTERS

On August 1, 2007 the Company received and sold Pet Ecology Brand shares for $26,400 which resulted in a loss of $7,092.

The Company holds shares of FSBO that it acquired in a prior period as compensation for services.  At September 30, 2007 the Company wrote down the book value of the FSBO shares to their estimated fair value of $0.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

During the first six months of fiscal 2008, due to our lack of funds, our operations were very limited, as we were able to deliver only three applications to customers.  As a result, our revenue for the six months period ended September 30, 2007 was only $47,916.  Unless we are able to obtain additional capital resources, our revenue level will not increase in the future.

Our largest expense for the three- and six-month periods ended September 30, 2007 was the combination of consulting fees, officers’ compensation and salaries and wages: $407,376 in the three month period and $961,582 in the six month period.  Little of these expenses were cash, however.  The greater portion of these expenses was the result of an arrangement with a stock promoter that required us to pay $100,000 per month in restricted stock.  This effort to develop a market for our common stock arose from our need for capital to rebuild our business. Meanwhile, we lack the capital to continue our business as presently constituted.

Our business activities during the first six months of fiscal 2008 resulted in $1,103,875 in expenses.  During the second fiscal quarter, which ended on September 30, 2007, our expenses totaled $491,070.  During both the first and the second quarter we sold some stock that we received as a fee in 2006, obtaining an aggregate gain of $81,167.  So our net loss for the three months ended September 30, 2007 was $402,112, and for the six months then-ended our net loss was $991,593.  Unless we are able to revive our current business or replace it with a new business, we will continue to incur losses.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During the six months ended September 30, 2007, our operations were funded by loans from shareholders.  The net amount of loans received in the six month period was $136,011.  Through September 30, 2007, however, we had used virtually all of those funds for our operations.

During the three months ended September 30, 2007 we significantly improved our balance sheet.  The combination of our accounts payable and accrued expenses at September 30, 2007 is $406,079 lower than at June 30, 2007.  Moreover, in the same three month period, despite the lack of revenue, our operations used only $77,707 in cash.  Nevertheless, on September 30, 2007 we had only $1,164 in cash remaining on hand.  At the same time, we had current liabilities totaling $554,007.  Therefore, in order to carry on our business, we must obtain additional capital.

We continue to actively seek investment capital.  At the present time, however, no one has committed to provide us any additional funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Centale in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Centale is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Centale’s system of disclosure controls and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

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

CENTALE, INC.

Date: November 13, 2007	By: /s/ Thaddeus A. Wier, Jr.
Thaddeus A. Wier, Jr., Chief Executive Officer
and Chief Financial Officer