Form 10QSB
period 2007-12-31
Centale, Inc.
filed 2008-02-14
CIK 1297965

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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
February 11, 2008
Common Voting Stock: 247,120,769 shares

Transitional Small Business Disclosure Format (check one):                 Yes ___                  No   X

CENTALE, INC.
BALANCE SHEETS
DECEMBER 31, 2007 AND MARCH 31, 2007

	(UNAUDITED) December 31, 2007	March 31, 2007
ASSETS
Current Assets
Cash and Cash Equivalents	233	275
Accounts Receivable (net of allowance for doubtful accounts of zero dollars)	20,416	0
Prepaid Expenses	11,485	0
Total Current Assets	32,134	275

Fixed Assets
Furniture, Fixtures, Equipment	1,403	0
Less: Accumulated Depreciation	0	0
Total Fixed Assets	1,403	0

Other Assets
Software Development	153,479	153,479
Software Technology	129,950	129,950
Less: Accumulated Amortization	(174,626)	(132,119)
Investment in Circle Group Holdings	0	50,000
Investment in FSBO	0	13,500
Total Other Assets	108,803	214,810

TOTAL ASSETS	142,340	215,085

LIABILITIES & EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	312,924	319,582
Accrued Expenses	0	203,470
Loan Payable	71,789	36,716
L/P -Stockholders	195,602	173,579
Payroll Tax Liabilities	10,173	10,176
Total Current Liabilities	590,488	743,523

Total Liabilities	590,488	743,523

Equity
Common Stock: $.01 Par, 250,000,000 Authorized 207,120,769 and 173,511,482 Shares Issued and Outstanding as of December 31, 2007 and March 31, 2007, respectively	2,071,208	1,735,115
Preferred Stock: $.01 Par, 5,000,000 Shares Authorized No Shares Outstanding
Additional Paid In Capital	7,482,461	6,395,092
Accumulated Deficit	(10,001,817)	(8,658,645)
Total Stockholder's Equity (Deficit)	(448,148)	(528,438)

TOTAL LIABILITIES & EQUITY	142,340	215,085

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENTS OF OPERATION
NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	December 31, 2007	December 31, 2006
ORDINARY INCOME / EXPENSE
REVENUES	47,916	480,737

DIRECT COSTS:
Commissions	0	21,585
Subcontracted Labor	16,750	0
Technology services	22,051	159,868

Total Direct Costs	38,801	181,453

GROSS MARGIN	9,115	299,284

EXPENSES
Advertising	3,817	207,092
Amortization	42,507	59,993
Bad Debt Expense	0	161,651
Consulting Services	1,083,977	1,807,830
Depreciation	0	16,234
Impairment of Goodwill	0	525,000
Impairment of Intangible Assets	0	842,250
Insurance Expense	17,092	33,922
Interest Expense	12,663	112,250
Loan Fee	0	703,750
Loss on Disposal of Assets	20,592	82,532
Miscellaneous	12,227	17,218
Office Expense	13,009	135,001
Officers' Compensation	70,000	202,190
Professional Services	42,772	125,546
Rent	13,084	128,803
Salaries & Wages	107,605	447,957
Travel Expense	296	28,032
Total Expense	1,439,641	5,637,251

Loss from Operations	(1,430,526)	(5,337,967)

Other Income/Expense
Other Income	87,354	44,118

NET LOSS FOR THE PERIOD	(1,343,172)	(5,293,850)

LOSS PER SHARE:

Basic	(0.0066)	(0.05)

Fully Diluted	(0.0066)	(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	204,814,860	102,769,501

Fully Diluted	204,814,860	102,769,501

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENTS OF OPERATION
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	December 31, 2007	December 31, 2006
ORDINARY INCOME / (EXPENSE)
REVENUES	0	29,484

DIRECT COSTS:
Commissions	0	4,515
Technology services	22,000	63,203

Total Direct Costs	22,000	67,718

GROSS MARGIN	(22,000)	(38,234)

EXPENSES
Advertising	0	5,750
Amortization	14,169	19,998
Bad Debt	0	161,651
Consulting Services	300,000	1,448,392
Depreciation	0	6,846
Impairment of Goodwill	0	525,000
Impairment of Intangible Assets	0	842,250
Insurance Expense	4,829	5,939
Interest Expense	0	60,613
Loss on Disposal of Assets	0	82,532
Miscellaneous	1,945	2,513
Office Expense	739	24,288
Officers' Compensation	0	59,231
Professional Services	11,572	17,845
Rent	2,516	37,012
Salaries & Wages	0	11,023
Travel Expense	0	5,376
Total Expense	335,770	3,316,259

Loss from Operations	(357,770)	(3,354,493)

Other Income / (Expense)
Other Income / (Expense)	6,187	11,498

NET LOSS FOR THE PERIOD	(351,583)	(3,342,995)

LOSS PER SHARE:

Basic	(0.0017)	(0.02)

Fully Diluted	(0.0017)	(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic	206,145,769	178,623,263

Fully Diluted	206,145,769	178,623,263

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED DECEMBER 31, 2007
(UNAUDITED)

	COMMON STOCK
	NUMBER OF		ADDITIONAL PAID IN	ACCUMULATED	STOCKHOLDER EQUITY
	SHARES	VALUE	CAPITAL	DEFICIT	(DEFICIT)

BALANCE - MARCH 31, 2006	20,989,962	209,900	2,780,922	(3,123,030)	(132,208)

Common Stock Issued for Cash	1,190,415	11,904	108,805		120,709
Common Stock Issued for Intangible Assets	2,500,000	25,000	500,000		525,000
Common Stock Issued for Agency Termination Fee	84,224,959	842,250	0		842,250
Common Stock Returned for Release of Intangible Asset	(500,000)	(5,000)	(545,000)		(550,000)
Common Stock Issued in Satisfaction of Notes Payable	44,665,742	446,657	973,924		1,420,581
Common Stock Issued in Exchange for Services	11,339,798	113,398	1,912,191		2,025,589
Common Stock Issued in Exchange for Loan Fee	3,950,000	39,500	664,250		703,750
Common Stock Issued in Exchange for Interest Expense	5,150,606	51,506	-0-		51,506

Net Loss for the Period (unaudited)				(5,535,615)	(5,535,615)

BALANCE - MARCH 31, 2007	173,511,482	1,735,115	6,395,092	(8,658,645)	(528,438)

Common Stock Issued in Satisfaction of Notes Payable	5,009,287	50,093	37,569		87,662
Common Stock Issued in Exchange for Services	28,600,000	286,000	1,049,800		1,335,800

Net Loss for the Period (unaudited)				(1,343,172)	(1,343,172)

BALANCE - DECEMBER 31, 2007	207,120,769	2,071,208	7,482,461	(10,001,817)	(448,148)

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	December 31, 2007	December 31, 2006
CHANGES IN ASSETS AND LIABILITIES
Net Loss for the Period	(1,343,172)	(5,293,850)

NON-CASH ADJUSTMENTS
Depreciation and Amortization	42,507	76,227
Bad Debt	0	161,651
Impairment of Goodwill	0	525,000
Impairment of Intangible Assets	0	842,250
Loss on Disposal of Assets	20,592	82,532
Common Stock issued in exchange for services	1,335,800	1,976,158
Common Stock issued in exchange for loan fee	0	703,750
Commons Stock issued in exchange for interest expense	0	51,506
Gain on Sale of Investments	(22,625)	0

Cash Flows from Operating Activities
Accounts Receivable	(27,508)	(214,590)
Prepaid Expenses	(11,485)	0
Employee Advance	0	1,500
Security Deposit	0	16,405
Accounts Payable	(6,658)	208,806
Accrued Expenses	(203,470)	19,329
Cash Overdraft	0	2,414
Payroll Tax Liabilities	(3)	9,537
Net cash provided by Operating Activities	(216,022)	(831,375)

Cash Flows from Investing Activities
Sale of Investment in Circle Group and Pet Ecology	72,625	0
Purchases of Furniture, Fixtures, Equipment	(1,403)	(53,406)
Net Cash Used in Investing Activities	71,222	(53,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans from Stockholders	109,685	628,021
Proceeds from Loan Payable	35,073	106,666
Proceeds from Issuance of Common Stock	0	120,709
Net cash provided by Financing Activities	144,758	855,396

NET CHANGE IN CASH AND CASH EQUIVALENTS	(42)	(29,385)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	275	29,385
CASH AND CASH EQUIVALENTS - END OF PERIOD	233	0

SUPPLEMENTAL DISCLOSURES
Interest Paid	0	112,250

Income Taxes Paid	0	0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued for Intangible Assets	0	1,367,250

Common Stock issued in Satisfaction of Notes Payable	87,662	1,420,583

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction of Investment in FSBO Stock to Fair Value	13,500	0

The accompanying notes are an integral part of these financial statements.

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2007

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

NOTE B - RECLASSIFICATION

Certain reclassifications have been made to the financial statement presentation in the prior year to correspond to the current year's format.  Total equity and net income are unchanged due to these reclassifications.

NOTE C - COMMON STOCK

The Company issued 28,600,000 shares of its common stock for services and 5,009,287 shares issued in satisfaction of Notes Payable.

Centale is entered into an agreement with Big Apple Consulting, in which Big Apple will use its network to help market Centale's stock and find potential investors.  The term of the agreement was December 27, 2006 to December 27, 2007.  Centale had the option to extend for an additional 6 months.  As compensation, Big Apple has the option to purchase 25,000,000 shares of Centale's common stock based on the following:

5,000,000 shares @ $0.10
10,000,000 shares @ $0.25
10,000,000 shares @ $0.50

During the nine months ended December 31, 2007, Big Apple was issued 9,000,000 shares of stock for services rendered, per the December 27, 2006 agreement.

On November 15, 2007 Centale, Inc. terminated December 27, 2006 agreement with Big Apple Consulting for breach of contract.  The Company is in the process of trying to reacquire stock already issued to Big Apple.

NOTE D - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses and an accumulated deficit totaling $1,343,172 for the period from date of inception (November 12, 1998) through December 31, 2007.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The Company plans to raise working capital through equity offerings and future profitable operations.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

CENTALE, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2007

NOTE - NEW PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscall years beginning after November 15, 2007, and interim periods  within those years.  The Company is currently evaluating the effect of the guidance contained in SFAS 157 and does not expect the implementation to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009/2010.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer, recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009/2010.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

NOTE F - SUBSEQUENT EVENT – REVERSE STOCK SPLIT

On January 25, 2008 the Board of Directors and majority shareholders of Centale adopted a proposal to effect a 1-for-35 reverse split of the common stock.  The reverse split will become effective at the close of business on March 3, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

During the first nine months of fiscal 2008, due to our lack of funds, our operations were very limited, as we were able to deliver only three applications to customers.  As a result, our revenue for the nine months period ended December 31, 2007 was only $47,916.  For the three months ended December 31, 2007, we had no revenue.  To remedy this situation, we are actively seeking to acquire existing business operations that would be enhanced by a synergistic combination with our COMPRO™ technology.  Any such acquisition will require that we issue a significant portion of our equity.  Success in any such new venture will also, almost necessary, require that we obtain substantial additional capital resources.  Unless we are successful in acquiring new operations and financing them, our revenue level will not increase in the future.

Our largest expense for the three- and nine-month periods ended December 31, 2007 was the combination of consulting fees, officers’ compensation and salaries and wages: $300,000 in the three month period and $1,261,582 in the nine month period.  Little of these expenses were cash, however.  During the nine months ended December 31, 2007, we used only $186,305 in operations, and actually gained $20,039 in cash from operations in the three months ended December 31, 2007 as we used loans from our stockholders to pay expenses faster than they were incurred. The greater portion of these non-cash expenses was the result of an arrangement with a stock promoter that required us to pay $100,000 per month in restricted stock.  This effort to develop a market for our common stock arose from our need for capital to rebuild our business. Meanwhile, we lack the capital to continue our business as presently constituted.

Our business activities during the first nine months of fiscal 2008 resulted in $1,439,641 in expenses.  During the third fiscal quarter, which ended on December 31, 2007, our expenses totaled $335,770.  During each quarter of the current fiscal year we sold some stock that we received as a fee in 2006, obtaining an aggregate gain of $87,354.  So our net loss for the three months ended December 31, 2007 was $351,583, and for the nine months then-ended our net loss was $1,343,172.  Unless we are able to revive our current business or replace it with a new business, we will continue to incur losses.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During the nine months ended December 31, 2007, our operations were funded by loans from shareholders.  The net amount of loans received in the nine month period was $144,758.  Through December 31, 2007, however, we had used virtually all of those funds for our operations.

During the second and third quarters of fiscal 2007 we significantly improved our balance sheet.  The combination of our accounts payable and accrued expenses at December 31, 2007 is $348,351 lower than at June 30, 2007.  Our total liabilities at December 31, 2007 were $379,476 lower than at June 30, 2007.  Nevertheless, on December 31, 2007 we had only $233 in cash remaining on hand.  At the same time, we had current liabilities totaling $590,488.  Therefore, in order to carry on our business, we must obtain additional capital.

We continue to actively seek investment capital.  At the present time, however, no one has committed to provide us any additional funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Centale in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Centale is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Centale’s system of disclosure controls and procedures was effective as of December 31, 2007 for the purposes described in this paragraph.

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

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

 Sale of Unregistered Securities

In July 2007 Centale issued 5,009,287 shares of common stock to investors.  The shares were issued in satisfaction of a note payable in the amount of $87,662.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Centale, and were acquiring the shares for its own account.  There were no underwriters.

During 2007 Centale issued 9,000,000 shares of common stock to Big Apple Consulting USA, Inc.  In September 2007 Centale issued 19,600,000 shares of common stock to various vendors.  The shares were issued in compensation for services, and were valued at $.047 per share, the market price on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Centale, and was acquiring the shares for his own account.  There were no underwriters.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CENTALE, INC.

Date: February 13, 2008	By: /s/ Thaddeus A. Wier, Jr.
Thaddeus A. Wier, Jr., Chief Executive Officer
and Chief Financial Officer