Form 10KSB
period 2008-03-31
Nexxnow, Inc.
filed 2008-07-15
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
    For the fiscal year ended March 31, 2008.

                     OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-50863

NEXXNOW, INC.
(Name of Small Business Issuer in its Charter)

New York	30-0299889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

37 Hamburg Street, East Aurora, NY 14052
(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 716-714-7102

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  __    No    X_

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X_                                   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __      No    X_

State the issuer’s revenues for its most recent fiscal year: $ 40,416.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant’s common stock, $.01 par value, held by non-affiliates as of July 11, 2008 was $11,170,667.

As of July 11, 2008 the number of shares outstanding of the Registrant’s common stock was 14,505,941 shares, $.01 par value.

Transitional Small Business Disclosure Format:    Yes ___     No   X_
DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of NexxNow.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

PART 1

Item 1.  Business

NexxNow, Inc. began to develop its current business operations in February 2004 under the name “Centale, Inc.”   By the end of fiscal 2006, which ended on March 31, 2006, NexxNow had completed the development of its core technology, acquired complementary technologies and businesses, and expanded its business scope.  The technological core of our business was a desktop communications platform that is programmable and interactive.  The application can be distributed either as a downloadable hyperlink on a website, or as an e-mail attachment.  The application has broad potential utility – ergo, a broad potential market – since it can be a platform for whatever text, graphics or functions a customer wants to communicate directly through the desktops of its end users.

Unfortunately, a lack of working capital defeated our efforts to develop the potential market for our software.  Through fiscal 2007 and fiscal 2008 we implemented a number of marketing initiatives, none of which were successful.  As fiscal 2008 ended, we determined that we could not be successful as a company based on the exploitation of a single technology, but that the technology could be a valuable component of a more balanced media company.  For that reason, in April 2008 we acquired ownership of NexxNow China, Inc., an enterprise organized to provide multi-media, sports-related advertising platforms focused on penetrating the Chinese consumer marketplace.  Our software application, which we now call the “Audience Communication Executable” (“ACE”), will serve as one aspect, but not the exclusive aspect, of those marketing programs.

NexxNow China

NexxNow China was organized to organize Internet and televised broadcasts of US sports-related entertainment to The People’s Republic of China.  Its initial project is to achieve broadcast distribution of basketball games played by the NexxNow Dragons, a professional basketball team owned by NexxNow.  The NexxNow Dragons compete in the Premier Basketball League, which hosts its games throughout North America from December through April.   NexxNow management has designed the NexxNow Dragons to appeal to the Chinese media market by filling its roster with a balance of Chinese nationals and U.S.-born players.

The media mix now being pursued for the NexxNow Dragon broadcasts includes both Chinese television and Internet broadcasts accessible within China.  In addition, NexxNow plans to distribute a NexxNow Dragons ACE to its fans, in order to take advantage of the ACE’s powerful audience retention capabilities.

ACE - The Audience Communication Executable

The ACE was developed by NexxNow to capitalize on the growing Internet community.   The ACE resides, after download, on the end user’s computer desktop.  Through the ACE NexxNow or NexxNow’s licensee can establish 1-to-1 “real-time” communication direct to the end user’s desktop 24/7 in audio, video, rich media, animation, and/or text.  We can customize the platforms to satisfy the particular communication needs of each of our advertising customers.

Backlog

We have no backlog of orders at this time.

Employees

We currently employ three individuals, all of whom are involved in administration and marketing.  Two of our employees are employed on a full-time basis.  None of our employees belongs to a collective bargaining unit.

Item 2.     Properties

NexxNow occupies an office in East Aurora, New York.  The monthly rental is $800.

Item 3.     Legal Proceedings

None.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “NXXN.OB.”  Set forth below are the high and low bid prices for each quarter in the past two fiscal years.  The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.   The prices have been adjusted to reflect the 1-for-35 reverse split on March 4, 2008 and the 1-for-4 reverse split on June 6, 2008 as if they have occurred on April 1, 2006.
Bid
Quarter Ending	High	Low
June 30, 2006	$ 210.00	$ 29.40
September 30, 2006	$ 36.40	$ 7.00
December 31, 2006	$ 14.00	$ 4.20
March 31, 2007	$ 8.40	$ 2.80

June 30, 2007	$ 349.65	$ 113.99
September 30, 2007	$ 104.90	$ 13.99
December 31, 2007	$ 69.93	$ 8.39
March 31, 2008	$ 34.97	$ .08
(b) Shareholders
Our shareholders list contains the names of 178 registered stockholders of record of the Company’s Common Stock.

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

None.

      (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2008.

Item 6.	Management’s Discussion and Analysis

Results of Operations

Due to our lack of funds, our operations during fiscal year 2008 (which ended on March 31, 2008) were very limited, as we were able to deliver only three applications to customers.  As a result, our revenue for the year ended March 31, 2008 was only $40,416.  In contrast, during the year ended March 31, 2007 we posted $697,216 in revenue, primarily from license fees relating to our software applications.

Our largest expense in fiscal 2008 was the combination of consulting fees, officers’ compensation and salaries and wages, which totaled $1,270,683.  Only a small portion of these expenses were paid in cash, however.  During fiscal year 2008 the market value of the common stock we issued in exchange for services totaled $1,218,802.

The second largest category of expense that we incurred during fiscal 2008 was loan fees, which totaled $180,000.  This represents the expenses we incurred in order to fund our operations.  The $180,000 in loan fees represented the value of common stock that we issued to certain shareholders to induce them to lend us funds for working capital.  Because of NexxNow’s poor financial condition, it has not been possible for us to obtain financing on conventional terms.  Until we improve our balance sheet and achieve profitable operations, we will continue to incur large expenses for financing costs.

Our business activities during fiscal 2008 resulted in $1,718,485 in expenses.  During the  year we sold some stock that we received as a fee in 2006, obtaining an aggregate gain of $87,380.  So our net loss for fiscal 2008 was $1,629,490, compared to a net loss of $5,535,615 in fiscal year 2007.  Until the NexxNow China business begins to generate significant revenue, we will continue to incur losses.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During the year ended March 31, 2008, our operations were funded by loans from shareholders and investors.  The net amount of loans received in fiscal 2008 was $438,688.  Through March 31, 2008, however, we had used virtually all of those funds for our operations.

When fiscal year 2008 ended on March 31, 2008, our balance sheet showed a working capital deficit of $766,098.  Since that date, however, we have significantly improved our balance sheet.  In April 2008 three creditors agreed to take common stock in exchange for $401,549 in debt.  Subsequently, in June 2008 the five holders of $105,605 in debt assumed by NexxNow in connection with its acquisition of NexxNow China converted that debt into common stock.  Nevertheless, we currently have very little cash on hand and no other liquid assets.  Therefore, in order to carry on our business, we must obtain additional capital.

We continue to actively seek investment capital.  At the present time, however, no one has committed to provide us any additional funds.

      Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Application of Critical Accounting Policies

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal year 2008, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  The first was our determination, explained in Note B to the Financial Statements that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry-forward.  The primary reason for the determination was our lack of certainty as to whether NexxNow would carry on profitable operations in the future.  The second material estimate, explained in Note C to our financial statements, was our determination that the software technology that we acquired during fiscal 2006 will have a useful life of five years. Based on that determination, we are amortizing the expenses we incurred in acquiring and developing that technology over a five year period.

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2008.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There were no recent accounting pronouncements that are likely to have a material effect on the Company’s financial position or results of operations.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the market value of our common stock to decline, and you could lose all or part of your investment.

We have no source of revenue at this time.

NexxNow China was organized last year.  It has developed a number of relationships with media providers and with participants in the basketball industry.  None of those relationships, however, has developed into a source of revenue.  The viability of our company will depend on management’s success in developing significant sources of revenue.

      Our inability to pay our debts could prevent us from continuing in business.

At March 31, 2007 we had only $166 in cash and no other current assets to balance $766,264 in current liabilities.  In order for us to continue in business, it will be necessary that we obtain additional capital.  If we are unable to obtain sufficient capital, we will not survive in business.  We have no commitment from any source to provide us further financing.

We will need to issue a substantial amount of equity in order to fund our business operations.

Because of our lack of liquid assets, it will be necessary for us to issue a substantial amount of equity during fiscal 2009 in order to fund our operations.  These sales of equity will dilute the interest of current shareholders in our company.  In addition, to the extent that we sell the equity for prices below market, the sale of equity will also dilute the value of the shares held by our current shareholders.

Our technology could be replicated by competitors.

The technology captured within the ACE platform is the result of five years of development by NexxNow and its predecessors.  However, a sophisticated software development company could replicate our technology today in a matter of months.  If a large software distributor undertook direct competition with us, its superior capital resources could hinder or defeat our efforts to capture a significant market position.

We rely on outsourcing for design and development.

NexxNow employs no designers, no engineers and no programmers.  All of the development services required to fulfill our contracts for desktop applications will be performed by companies under contract to us.  The outsourcing process opens us up to several risks, including delays in fulfilling our contracts, delays in obtaining necessary technology, and potential loss of our trade secrets.

NexxNow is not likely to hold annual shareholder meetings in the next few years.

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

NexxNow has never held an annual or a special meeting of shareholders.  The Board of Directors of NexxNow consists of individuals who were elected to their positions by previous members of the Board of Directors.  Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  Therefore, any new members of the Board of Directors or any replacements for current members will be nominated and elected by the present members of the Board.

Related party transactions may occur on terms that are not favorable to NexxNow.

On several occasions during the past three years, NexxNow has engaged in business transactions with its founder, Thaddeus A. Wier, Jr., or with Mr. Wier’s spouse.  Among the transactions were several financing transactions in which Mr. Wier or his spouse loaned money to NexxNow, a transaction in which NexxNow purchased technology from Mr. Wier, a number of consulting agreements under which NexxNow paid cash or issued stock to Mr. Wier, and a transaction in December 2006 when NexxNow issued 84 million shares to Mr. Wier to compensate him for cancellation of his agency contract.  Mr. Wier is currently a consultant to NexxNow, and his daughter is a member of the NexxNow Board of Directors and the owner of 38% of NexxNow’s outstanding shares.  It is possible that Mr. Wier will engage in other transactions with NexxNow.  It is also possible that NexxNow will engage in financing or other transactions with other shareholders or members of its Board of Directors.  It is unlikely that NexxNow will obtain independent confirmation that the terms of such related party transactions are fair.  If the terms are unfair to NexxNow, the transactions could harm our operating results.

The volatility of the market for NexxNow common stock may prevent a shareholder from obtaining a fair price for his shares.

NexxNow at the present time has fewer than 500 shareholders and only a small number of market makers.  As a result, the market price for our common stock is volatile, at times moving over 100% in one day.  Unless and until the market for our common stock grows and stabilizes, the common shares you purchase will remain illiquid.  A shareholder in NexxNow who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

Only a small portion of the investment community will purchase “penny stocks” such as NexxNow common stock.

NexxNow’ common stock is defined by the SEC as a “penny stock” because it trades at a price less than $5.00 per share.  SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor."  This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks.  Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to its customers.  Most institutional investors will not invest in penny stocks.  In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market.  As a result of this widespread disdain for penny stocks, there will be a limited market for NexxNow’ common stock as long as it remains a “penny stock.”  This situation may limit the liquidity of your shares.

Item 7.           Financial Statements

The Company’s financial statements, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.        Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures.

Paul Riley, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of NexxNow’s disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by NexxNow in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information NexxNow is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  In the course of that review, Mr. Riley identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  In light of this situation, management has considered adding personnel to the company’s bookkeeping and accounting operations.  However, as there has been no instance during fiscal 2008 in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our limited resources at this time.

Based on his evaluation, Mr. Riley concluded that NexxNow’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

b.	Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during NexxNow’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect NexxNow’s internal control over financial reporting.

c.	Management’s Report On Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.         Inadequate staffing and supervision within the bookkeeping operations of our company.  The relatively small number of employees who are responsible for bookkeeping functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.         Outsourcing of portions of the accounting operations of our company.  Because there are few employees in our administration, we outsource a portion of the accounting functions of our Company to an independent accounting firm.  The employees of this accounting firm are managed by supervisors within the accounting firm, and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accounting firm.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.       Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    The officers and directors of the Company are listed in the table below.

Name	Age	Position with the Company	Director Since
Paul Riley	41	Chief Executive Officer, Chief Financial Officer	2008
Daniel T. Robbie	46	Chairman of the Board	2008
Sterling Shepperd	33	Director, Vice President, Secretary	2007
Brittany Wier	21	Director	2008

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Paul Riley has over fourteen years experience in the telecommunications industry.  From 1994 to 2004 Mr. Riley was employed by the Canadian Broadcast Company as a producer.  In 2004 Mr. Riley was admitted to practice law in Canada, and has been self-employed since 2004 as an attorney, specializing in telecommunications matters.  Mr. Riley was awarded a Bachelor Degree in Science 1993 by the Universiey of Dalhousianae, a Diploma in Journalism in 1997 by Humber College, and a Bachelor Degree in Law in 2003 by York University.

Daniel T. Robbie has been involved since 2005 with Matrix Healthcare Solutions, Inc., and is currently employed by Matrix as Vice President, responsible for marketing software solutions to the medical industry.  From 2002 to 2004 Mr. Robbie was engaged as a consultant to Team Marketing, Inc., which was involved in sports marketing.  From 1998 to 2002 Mr. Robbie was involved with Tek 21, Inc., which designed and marketed desktop software solutions.  Mr. Robbie served at times as Chairman of Tek 21’s Board.  From 1984 until 1994 Mr. Robbie was employed by the Miami Dolphins, serving as President of Joe Robbie Stadium and Executive Vice President of the Dolphins when the team was sold by the Robbie family.

Sterling Shepperd.  Mr. Shepperd has been the Vice President and Corporate Secretary of NexxNow since July 2004.  In 2003 Mr. Shepperd was employed as Sales Manager for JMT Solutions, LLC, which was engaged in the business of direct response marketing in Palm Bay, Florida.  From 1999 until he joined JMT Solutions, Mr. Shepperd was employed by DanMark, Inc., an organization engaged in direct response marketing.  Mr. Shepperd served as Sales Manager and Trainer for two of DanMark’s offices.

Brittany Wier is employed by NexxNow as Director of Business Development.  Ms. Wier will graduate in May 2008 from New York University with a Bachelor Degree, with a concentration in sports management.  In the Fall of 2007 Ms. Wier was employed as a Marketing Assistant by Superfly, Inc., which is engaged in entertainment marketing.  Ms. Wier is 21 years old.  She is the daughter of Thaddeus A. Wier, Jr., who was the Chief Executive Officer of NexxNow until April 25, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2008.

Item 10.         Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by NexxNow to Thaddeus A. Wier, Jr., who served as its Chief Executive Officers during the year ended March 31, 2008.    On April 25, 2008, upon the acquisition of NexxNow China, Mr. Wier was replaced in that position by Paul Riley.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
T. Wier	2008	--	--	--	--	--
	2007	$20,000	--	--	--	--

T. Wier	2007	$20,000	--	--	--	--

Employment Agreements

NexxNow has entered into employment agreements with the following members of management.  Each employment agreement is dated April 25, 2008.

Paul Riley.  NexxNow’s agreement with Paul Riley provides for Mr. Riley to serve as President of NexxNow.  NexxNow will pay Mr. Riley an annual salary of $90,000 plus an annual bonus in an amount to be determined between $45,000 and $90,000 by the Board of Directors.  The bonus will be payable in cash or in stock at NexxNow’s option.  NexxNow will also give Mr. Riley a $6,000 annual car allowance.  The agreement terminates on April 30, 2010.  If Mr. Riley’s employment terminates prior to January 1, 2009, the shares of NexxNow common stock that he received in exchange for his ownership of NexxNow China shares will be cancelled.

Sterling Shepperd.  NexxNow’s agreement with Sterling Shepperd provides for Mr. Shepperd to serve as Vice President of NexxNow.  NexxNow will pay Mr. Shepperd an annual salary of $66,000 plus an annual bonus in an amount to be determined between $16,500 and $66,000 by the Board of Directors.  The bonus will be payable in cash or in stock at NexxNow’s option.  The agreement terminates on April 30, 2010.

Brittany Wier.  NexxNow’s agreement with Brittany Wier provides for Ms. Wier to serve as Director of Business Development for NexxNow.  NexxNow will pay Ms. Wier an annual salary of $54,000 commencing on June 1, 2008 plus an annual bonus in an amount to be determined between $13,500 and $54,000 by the Board of Directors.  NexxNow will also give Ms. Wier a $3,600 annual car allowance and a $3,600 annual health insurance allowance.  The agreement terminates on December 31, 2009.

Remuneration of Directors

NexxNow has not adopted any policy regarding compensation of members of the Board of Directors, and has not paid any cash remuneration to any member of the Board.  However, in December 2006 NexxNow issued 3,571 (adjusted for subsequent reverse stock splits) shares of common stock to each of its directors.  The shares had a market value of $4.20 each on the date of the grant.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended March 31, 2008 and those options held by him on March 31, 2008.

Option Grants in the Last Fiscal Year
					Potential realizable value at assumed annual rates of appreciation for option term
	Number of Securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	5%	10%
T. Wier	0	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended March 31, 2008 and held by them unvested at March 31, 2008.

Unvested Stock Awards in the Last Fiscal Year
	Number of Shares That Have Not Vested	Market Valueof Shares That Have Not Vested
T. Wier	0	--

Item 11.         Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Paul Riley, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 14,505,941 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)		Percentage of Class
Paul Riley	2,492,754	(3)	17.2%
Daniel Robbie	155,497		1.1%
Sterling Shepperd	198,865		1.4%
Brittany Wier	5,452,899		37.6%
All officers and directors as a group (4 persons)	8,300,015		57.2%
Thaddeus A. Wier, Jr.	1,278,118	(4)	8.8%
Kenneth Keller 1206 Carriage Road East Aurora, NY 14052	1,401,363		9.7%
_______________________________
(1)	Except as otherwise indicated, the address of the shareholder is c/o NexxNow, Inc., 37 Hamburg Street, East Aurora, NY 14052

(2)	Except as otherwise noted, all shares are owned of record and beneficially.

(3)	Mr. Riley’s employment agreement with NexxNow provides that these shares will be surrendered and cancelled if Mr. Riley’s employment by NexxNow terminates prior to January 1, 2009.

(4)
Does not include shares issuable pursuant to the Market Vision Consulting Agreement.  In this agreement, Market Vision Consulting agreed to advise the management of NexxNow and to provide public relations services.  In compensation for the services, NexxNow will pay Market Vision Consulting $12,500 per month in cash and $50,000 per month in common stock.  However, payment cannot be made in stock to the extent that the payment would cause Market Vision Consulting or any of its affiliates to own more than 9.9% of the outstanding common shares of NexxNow.  Thaddeus A. Wier, Jr. is the sole shareholder of Market Vision Consulting, Inc.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	0	--	761,000
Total	0	--	761,000

Item 12.   Certain Relationships and Related Transactions and Director Independence

Related Party Transactions

There were no related party transactions during the fiscal year ended March 31, 2008.

Director Independence

The following member of our Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System:  Daniel T. Robbie.

Item 13.         Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets - March 31, 2008 and 2007

Statements of Operations - Years ended March 31, 2008 and 2007

Statements of Changes in Stockholders’ Equity (Deficit) - Years Ended March 31, 2008 and 2007

Statements of Cash Flows - Years ended March 31, 2008 and 2007

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

3-a(2)	Certificate of Amendment of Certificate of Incorporation effective on March 4, 2008 – filed as an exhibit to the Current Report on Form 8-K filed on March 6, 2008 and incorporated herein by reference.

3-a(3)	Certificate of Amendment of Certificate of Incorporation effective on June 6, 2008 – filed as an exhibit to the Current Report on Form 8-K filed on June 9, 2008 and incorporated herein by reference.

3-b	Second Amended and Restated By-laws – filed as an exhibit to the Company's Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.

10-a
Consulting Agreement dated April 25, 2008 between Centale, Inc. and Market Vision Consulting, Inc. – filed as an exhibit to the Company's Current Report on Form 8-K filed on May 5, 2008 and incorporated herein by reference.

10-b
Employment Agreement dated April 25, 2008 between Centale, Inc. and Paul Riley – filed as an exhibit to the Company's Current Report on Form 8-K filed on May 5, 2008 and incorporated herein by reference.

10-c
Employment Agreement dated April 25, 2008 between Centale, Inc. and Sterling Shepperd – filed as an exhibit to the Company's Current Report on Form 8-K filed on May 5, 2008 and incorporated herein by reference.

21	Subsidiaries – NexxNow China, Inc., a Delaware corporation

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

Item 14.        Principal Accountant Fees and Services

Audit Fees

Rotenberg & Co. LLP billed $19,600 in connection with the audit of the Company’s financial statements for the year ended March 31, 2008 and $11,000 in connection with the audit of the Company’s financial statements for the year ended March 31, 2007.  Also included in those billings were services performed in connection with the reviews of the Company’s financial statements for the interim quarterly periods as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal 2007 and 2006.

Audit-Related Fees

Rotenberg & Co., LLP billed the Company $10,500 for Audit-Related fees during the year ended March 31, 2008 and $11,000 for Audit-related fees during the year ended March 31, 2007.

Tax Fees

Rotenberg & Co., LLP billed $0 to the Company in the year ended March 31, 2008 for professional services rendered for tax compliance, tax advice and tax planning.  Rotenberg & Co., LLP billed $0 to the Company in the year ended March 31, 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Rotenberg & Co., LLP the Company $1,950 for other services during the year ended March 31, 2008.   Rotenberg & Co., LLP billed the Company $0 for other services during the year ended March 31, 2007.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  All of the services described above were approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NexxNow, Inc.

We have audited the accompanying balance sheets of NexxNow, Inc. as of March 31, 2008 and 2007, and the related statements of operations, changes stockholders’ equity (deficit), and cash flows for each of the years in the two-year period then ended. NexxNow Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NexxNow, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg & Co., llp

Rochester, New York
July 14, 2008

NEXXNOW, INC. (f/k/a CENTALE, INC.)
BALANCE SHEETS
MARCH 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets
Cash and Cash Equivalents	166	275
Accounts Receivable (net of allowance of $12,916 and $0 respectively)	0	0
Total Current Assets	166	275
Other Assets
Software Development	153,479	153,479
Software Technology	129,950	129,950
Less: Accumulated Amortization	(188,795)	(132,119)
Investment in Circle Group Holdings	0	50,000
Investment in Pet Ecology	0	13,500
Total Other Assets	94,634	214,810

TOTAL ASSETS	94,800	215,085

LIABILITIES & EQUITY
Current Liabilities
Accounts Payable	144,792	319,582
Accrued Expenses	31,520	203,470
Loans Payable	196,155	36,716
L/P -Stockholders	365,166	173,579
Payroll Tax Liabilities	10,172	10,176
Total Current Liabilities	747,805	743,523

Total Liabilities	747,805	743,523
Equity

Common Stock: $.01 Par, 250,000,000 Authorized 227,072,185 and 173,511,482 Shares Issued and Outstanding as of March 31, 2008 and March 31, 2007 respectively	2,270,722	1,735,115
Preferred Stock: $.01 Par, 5,000,000 Shares Authorized No Shares Outstanding
Additional Paid In Capital	7,345,949	6,395,092
Accumulated Deficit	(10,269,676)	(8,658,645)
Total Stockholders' Equity (Deficit)	(653,005)	(528,438)
TOTAL LIABILITIES & EQUITY	94,800	215,085

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
STATEMENTS OF OPERATIONS
THE YEARS ENDED MARCH 31, 2008 AND 2007

	March 31, 2008	March 31, 2007
ORDINARY INCOME / (EXPENSE)
REVENUES	40,416	697,216

DIRECT COSTS:
Commissions	0	21,585
Subcontracted Labor	16,750	4,600
Technology services	22,051	126,562

Total Direct Costs	38,801	152,747

GROSS MARGIN	1,615	544,469

EXPENSES
Advertising	3,817	208,018
Agency Termination Fee	0	842,250
Amortization	56,676	80,121
Bad Debt	33,508	286,651
Consulting Services	930,591	1,870,550
Depreciation	0	16,234
Impairment of Goodwill	0	525,000
Impairment of Intangible Assets	0	81,458
Insurance Expense	20,798	42,537
Interest Expense	12,663	127,165
Loan Fees	180,000	703,750
Loss on Disposal of Assets	0	67,685
Miscellaneous	24,947	17,767
Office Expense	18,108	94,862
Officers' Compensation	256,000	263,265
Professional Services	73,955	249,964
Rent	14,634	141,099
Salaries & Wages	84,092	467,649
Travel Expense	8,696	35,455
Total Expense	1,718,485	6,121,480
Loss from Operations	(1,716,870)	(5,577,011)
Other Income / (Expense)
Other Income / (Expense)	105,839	41,396
NET LOSS FOR THE PERIOD	(1,611,031)	(5,535,615)

LOSS PER SHARE:
Basic	(0.01)	(0.05)

Fully Diluted	(0.01)	(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	195,172,426	102,927,971

Fully Diluted	195,172,426	102,927,971

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
MARCH 31, 2008 AND 2007

	COMMON STOCK
	NUMBER OF SHARES	VALUE	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDER EQUITY
					(DEFICIT)

BALANCE - MARCH 31, 2006	20,989,962	209,900	2,780,922	(3,123,030)	(132,208)

Common Stock Issued for Cash	1,190,415	11,904	108,805		120,709
Common Stock Issued for
Intangible Assets	2,500,000	25,000	500,000		525,000
Common Stock Issued for
Agency Termination Fee	84,224,959	842,250	0		842,250
Common Stock Returned for
Release of Intangible Asset	(500,000)	(5,000)	(545,000)		(550,000)
Common Stock Issued in Satisfaction
of Notes Payable	44,665,742	446,657	973,924		1,420,581
Common Stock Issued in Exchange
for Services	11,339,798	113,398	1,912,191		2,025,589
Common Stock Issued in Exchange
for Loan Fee	3,950,000	39,500	664,250		703,750
Common Stock Issued in Exchange
for Interest Expense	5,150,606	51,506	-0-		51,506

Net Loss for the Period (unaudited)				(5,535,615)	(5,535,615)

BALANCE - MARCH 31, 2007	173,511,482	1,735,115	6,395,092	(8,658,645)	(528,438)

Common Stock Issued in Satisfaction
of Notes Payable	5,009,287	50,093	37,569		87,662
Common Stock Issued in Exchange
for Services	30,551,416	305,514	913,288		1,218,802
Common Stock Issued in Exchange
for Loan Fee	18,000,000	180,000	0		180,000

Net Loss for the Period				(1,611,031)	(1,611,031)

BALANCE - MARCH 31, 2008	227,072,185	2,270,722	7,345,949	(10,269,676)	(653,005)

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
STATEMENT OF CASH FLOWS
FOR YEARS ENDED MARCH 31, 2008 AND 2007

	March 31, 2008	March 31, 2007
CHANGES IN ASSETS AND LIABILITIES
Net Loss for the Period	(1,611,031)	(5,535,615)

NON-CASH ADJUSTMENTS
Depreciation and Amortization	56,676	96,355
Bad Debt	33,508	286,651
Agency Termination Fee	0	842,250
Impairment of Goodwill	0	525,000
Impairment of Intangible Assets	0	81,458
Loss on Disposal of Assets	0	67,685
Common Stock issued in exchange for services	1,218,802	2,025,589
Common Stock issued in exchange for loan fee	180,000	703,750
Commons Stock issued in exchange for interest expense	0	51,506
Gain on Sale of Investments	(9,125)	0
Note Payable in exchange for services	0	771,600

Cash Flows from Operating Activities
Accounts Receivable	(33,508)	(335,763)
Employee Advance	0	1,500
Security Deposit	0	16,405
Accounts Payable, Accrued Expenses and Payroll Tax Liabilities	(346,744)	257,135
Net cash provided by Operating Activities	(511,422)	(144,494)

Cash Flows from Investing Activities
Purchases of Computer software	0	(3,479)
Sale of Investment in Circle Group and Pet Ecology	72,625	0
Purchases of Furniture, Fixtures, Equipment	0	(38,562)
Net Cash Used in Investing Activities	72,625	(42,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Loans to Stockholders	279,249	0
Proceeds from Loan Payable	159,439	36,716
Proceeds from Issuance of Common Stock	0	120,709
Net cash provided by Financing Activities	438,688	157,425

NET CHANGE IN CASH AND CASH EQUIVALENTS	(109)	(29,110)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	275	29,385
CASH AND CASH EQUIVALENTS - END OF PERIOD	166	275

SUPPLEMENTAL DISCLOSURES
Interest Paid	0	0

Income Taxes Paid	100	100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued for Intangible Assets	0	1,367,250

Common Stock Returned for Release of Intangible Assets	0	(550,000)

Common Stock issued in Satisfaction of Notes Payable	87,662	1,420,581

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007
AUDITED

NOTE A - THE COMPANY

History

The Company was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care Properties, Ltd.  In July 2004, the Company changed its name to Centale, Inc.  The Company was engaged in the business of leasing real estate to health care facilities.  During 1999, the Company ceased its operations and commenced actions to voluntarily seek protection from creditors under the bankruptcy code.  During 2003, the Company distributed its assets to the creditors in satisfaction of its outstanding liabilities.  The bankruptcy was subsequently dismissed.  The Company remained dormant until 2004, when one of the Company's shareholders purchased a controlling interest.  In February 2004, the Company began its development stage as a internet based marketing company. The development stage ended within the fiscal year ended March 31, 2006.  The Company, as of December 2007 discontinued its internet marketing due to difficulties with service providers and subsequent cancellations by customers.  Both Florida and the former Advance Theory, Inc. offices were closed as a result, in an attempt to reduce future overhead expenses.

On March 28, 2008, the Company entered into a Share Exchange Agreement with the shareholders of NexxNow China, Inc., a Delaware corporation.  The agreement provides that, when conditions for closing have been satisfied, the shareholders will transfer to the Company, all of the outstanding capital stock of NexxNow China, and the Company will issue 43 million shares of its common stock to the shareholders.  The Company will also issue promissory notes to be distributed among the shareholders pro rata to their interests in NexxNow China.  The notes will be payable one year after the closing with an interest at 10% per annum, and be secured by a pledge of all of Centale's assets.  The new direction of the Company will be to engage in the business of marketing sporting events in The People's Republic of China.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The financial statements of Centale, Inc. (the "Company" included herein) have been prepared by the Company pursuant to the rules and regulations of the Security Exchange Commission (the "SEC").  The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the year ended March 31, 2008.  Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital and stock awards.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007
AUDITED

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.  The Company had no material deferred tax assets or liabilities for the period presented.  Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future benefits to be derived from net operating losses and tax credit carry forwards.  The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets.

Impairment of Assets

The Company evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

NEXXNOW, INC. (f/k/a CENTALE, INC.)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007
AUDITED

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning November 2007, and interim periods within those years.

Loss per Common Share

Earnings (loss) per common share is computed in accordance with SFAS No. 128 "Earnings by Share" by dividing income available to common stockholders by weighted average number of common shares outstanding for each period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results can differ from those estimates.

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

NEXXNOW, INC. (f/k/a CENTALE, INC.)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007
AUDITED

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

Estimated annual amortization expenses for the five years succeeding March 31, 2008 are as follows:

2009	2010	2011	2012	2013
$55,990	$25,990	$12,654	$0	$0

NEXXNOW, INC. (f/k/a CENTALE, INC.)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007
AUDITED

NOTE D – NOTES PAYABLE – STOCKHOLDERS

	March 31, 2008	March 31, 2007

Note Payable – Stockholder, executed March 28, 2006, payable upon demand, unsecured with monthly interest only payments was originally stated as $25,000 and was corrected to actual amount of $12,500. Common stock was issued in lieu of payment of interest, 15% annum, in December 2006. Common stock was issued in satisfaction of debt	$-	$12,500
Note Payable – Stockholder, executed March 28, 2006, payable upon demand, unsecured with monthly interest only payments was originally stated as $25,000 and was corrected to actual amount of $12,500. Common stock was issued in lieu of payment of interest, 15% annum, in December 2006. Common stock was issued in satisfaction of debt.	$-	$12,500
Note Payable – Stockholder, originally stated as an account payable and later reclassed as a unsecured, non-interest bearing note payable in April 2006.	$-	$33,479
Note Payable – Stockholder, executed April 13, 2006, payable upon demand. This note is a unsecured, 15% interest annum bearing note. Common stock was issued in satisfaction of debt.	$-	$50,000
Note Payable – Stockholder, originally executed on February 1, 2006, in the amount of $150,000, payable upon demand with monthly interest only payments and was a secured loan. Common stock was issued in September 2006 for the release of debt. Additional amounts were borrowed in the current year. The note is not interest bearing and unsecured.	$150,166	$65,100
Note Payable – Stockholder, executed May 29, 2007, payable upon demand. This note is secured and bearing interest of 5.2%.	$180,000	$-
Note Payable – Stockholder, executed November 20, 2007, payable upon demand. This note is unsecured and not interest bearing.	$35,000	$
Total Amount of Note Payable – Stockholder	$365,166	$173,579

The five year maturities of debt are as follows:

2009	2010	2011	2012	2013
$365,166	$0	$0	$0	$0

NEXXNOW, INC. (f/k/a CENTALE, INC.)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007
AUDITED

NOTE E – LOANS PAYABLE

Loans payable consists of professional services that were converted from accounts payable to a loan payable during the year.  These loans have no specific retainment terms, but have been converted to stock after March 31, 2008.

NOTE F – COMMON STOCK

During the twelve months ended March 31, 2008, the Company raised capital through issuance of 53,560,703 shares of common stock.

The Company issued 30,551,416 shares of its common stock for services.  There were 5,009,287 shares issued in satisfaction of Notes Payable and 18,000,000 shares issued in exchange for Loan Fee.

Centale is entered into an agreement with Big Apple Consulting and ended December 27, 2007.  As compensation, Big Apple had the option to purchase 25,000,000 shares of Centale’s common stock.  The options were never exercised and expired on December 27, 2007.

NOTE G - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses ad an accumulated deficit totaling $10,269,676 for the period from date of inception (November 12, 1998) through March 31, 2008.

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

NexxNow, Inc.

By:	/s/ Paul Riley
Paul Riley., Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on July 14, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul Riley_______
Paul Riley
Chief Executive Officer,
Chief Financial Officer

/s/ Daniel T. Robbie _
Daniel T. Robbie, Director

/s/ Sterling Shepperd_
Sterling Shepperd, Director

/s/ Brittany Wier_____
Brittany Wier, Director