Form 10-Q
period 2008-06-30
Nexxnow, Inc.
filed 2008-08-14
CIK 1297965

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Issuer's Telephone Number: (716) 714-7102

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X                    No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                    No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer __   Non-accelerated filer      Small reporting company_X_
APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 14, 2008
Common Voting Stock:  12,251,831 shares

NEXXNOW, INC. (f/k/a CENTALE, INC.)
BALANCE SHEETS
THREE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	June 30, 2008	March 31, 2008
ASSETS
Current Assets
Cash and Cash Equivalents	139	166
Total Current Assets	139	166
Furniture, Fixtures, Equipment
Furniture, Fixtures, Equipment	5,000	0
TotalFurniture, Fixtures, Equipment	5,000	0
Other Assets
Software Development	153,479	153,479
Software Technology	129,950	129,950
Less: Accumulated Amortization	(202,793)	(188,795)
Loan Receivable	50,000	0
Intangibles	576,129	0
Total Other Assets	706,765	94,634
TOTAL ASSETS	711,904	94,800
LIABILITIES & EQUITY
Current Liabilities
Accounts Payable	140,125	144,792
Accrued Expenses	69,489	31,520
Loans Payable	41,315	196,155
L/P -Stockholders	129,342	365,166
Payroll Tax Liabilities	10,172	10,172
Total Current Liabilities	390,443	747,805
Total Liabilities	390,443	747,805
Equity
Common Stock: $.01 Par, 250,000,000 Authorized 14,316,014 and 1,621,944 Shares Issued and Outstanding as of June 30, 2008 and March 31, 2008 Respectively	143,161	16,219
Additional Paid In Capital	10,864,865	9,600,452
Accumulated Deficit	(10,686,565)	(10,269,676)
Total Stockholders' Equity (Deficit)	321,461	(653,005)
TOTAL LIABILITIES & EQUITY	711,904	94,800

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	June 30, 2008	June 30, 2007
ORDINARY INCOME / (EXPENSE)
REVENUES	0	7,500

DIRECT COSTS:
Subcontracted Labor	0	6,750
Technology services	0	51

Total Direct Costs	0	6,801

GROSS MARGIN	0	699

EXPENSES
Advertising	4,499	3,817
Amortization	13,998	14,169
Consulting Services	213,624	467,477
Depreciation	0	0
Insurance Expense	675	9,554
Interest Expense	17,294	0
Loan Fees	115,000	0
Miscellaneous	0	7,700
Office Expense	7,117	6,474
Officers' Compensation		60,000
Professional Services	15,249	9,959
Rent	12,000	6,800
Salaries & Wages		26,729
Travel Expense	17,433	127
Total Expense	416,889	612,806
Loss from Operations	(416,889)	(612,107)
Other Income / (Expense)
Other Income / (Expense)	0	22,625
NET LOSS FOR THE PERIOD	(416,889)	(589,482)

LOSS PER SHARE:
Basic	(0.06)	(0.47)

Fully Diluted	(0.06)	(0.47)

WEIGHTED ADVERAGE COMMON
SHARES OUTSTANDING:
Basic	7,541,169	1,260,796

Fully Diluted	7,541,169	1,260,796

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
COMMON STOCK
(UNAUDITED)

	NUMBER OF		ADDITIONAL	ACCUMULATED	STOCKHOLDER
	SHARES	VALUE	PAID IN CAPITAL	DEFICIT	EQUITY
					(DEFICIT)

BALANCE - MARCH 31, 2008	1,621,944	16,219	9,600,452	(10,269,676)	(653,005)

Common Stock Issued for Cash	46,250	463	24,537		25,000
Common Stock Issued in Satisfaction of Notes Payable	649,862	6,499	501,996		508,495
Common Stock Issued in Exchange for Services	1,085,458	10,855	301,905		312,760
Common Stock Issued in Exchange for Loan Fee	162,500	1,625	113,375		115,000
Common Stock Issued In Exchange for Investment in Sub	10,750,000	107,500	322,600		430,100

Net Loss for the Period (unaudited)				(416,889)	(416,889)

BALANCE - JUNE 30, 2008	14,316,014	143,161	10,864,865	(10,686,565)	321,461

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	June 30, 2008	June 30, 2007
CHANGES IN ASSETS AND LIABILITIES
Net Loss for the Period	(416,889)	(589,482)

NON-CASH ADJUSTMENTS
Depreciation and Amortization	13,998	14,169
Common Stock issued in exchange for services	312,760	300,000
Common Stock issued in exchange for loan fee	115,000	0
Gain on Sale of Investments	0	(22,625)

Cash Flows from Operating Activities
Loan Receivable	(50,000)	0
Accounts Payable	(4,786)	168,219
Accrued Expense	37,866	0
Cash Overdraft	0	1,082
Net cash provided by Operating Activities	7,949	(128,637)

Cash Flows from Investing Activities
Sale of Investments	0	72,625
Purchases of Furniture, Fixtures, Equipment	0	(1,403)
Net Cash Used in Investing Activities	0	71,222

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Loans to Stockholders	121,738	135,000
Repayment of Loan Payable	(154,840)	(77,860)
Proceeds from Issuance of Common Stock	25,000	0
Net cash provided by Financing Activities	(8,102)	57,140

NET CHANGE IN CASH AND CASH EQUIVALENTS	(153)	(275)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	292	275
CASH AND CASH EQUIVALENTS - END OF PERIOD	139	0

Income Taxes and Interest Paid	0	0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued in Satisfaction of Notes Payable	508,495	-

Common Stock Issued In Exchange for Investment in Sub	430,100	-

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

NOTE A - BASIS OF PRESENTATION

The interim consolidated financial statements of NexxNow, Inc. (the "Company" included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Security Commission (the "SEC").

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These interim consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Annual Report on Form 10KSB for the year ended March 31, 2008.

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

On April 25, 2008 the Company issued 10,750,000 shares to the shareholders in exchange for the shares of NexxNow China, Inc., which were valued at $430,100.  The consolidated financial statements reflect expenses incurred within NexxNow China, Inc. for the period from April 1 through June 30, 2008.

New Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  The Company is currently evaluating the effect of the guidance contained in SFAS 157 and does not expect the implementation to have a material effect on the Company's consolidated financial statements.

NEXXNOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year March 31, 2009.  The Company is currently evaluation the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

NEXXNOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163").  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009.  The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

On April 28, 2008, the Company acquired intangible assets, valued at $576,129, representing purchased management agreements or contracts associated with marketing sporting events in the People's Republic of China (Note E).  Intangible assets will begin to be amortized once contracts are signed and begin to produce revenue.

NOTE B - RECLASSIFICATION

Certain reclassifications have been made to the financial statement presentation in the prior year to correspond to the current year's format.  Total equity and net income are unchanged due to these reclassifications.

NOTE C - COMMON STOCK

The Company issued 46,250 of its common stock for cash, 1,085,458 shares for services, 649,862 shares issued in satisfaction of Notes Payable, 162,500 shares issued for loan fees and 10,750,000 shares of its common stock as part of the NexxNow China, Inc. share exchange.

On March 4, 2008, the Company effected a reverse stock split of the corporation’s common stock in the ratio of 1:35.

On June 6, 2008, the Company effected a reverse stock split of the corporation’s common stock in the ratio of 1:4.

NOTE D - GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses and an accumulated deficit totaling $10,686,565 for the period from date of inception (November 12, 1998) through June 30, 2008.

NEXXNOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The Company plans to raise working capital through equity offerings and future profitable operations.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE E – NEXXNOW CHINA, INC. SHARE EXCHANGE AGREEMENT

On April 28, 2008, the Company acquired all of the outstanding capital stock of NexxNow China, Inc., a Delaware corporation.  In exchange for the shares of NexxNow China, the Company issued 10,750,000 shares of its common stock to the shareholders of NexxNow China, Inc.  The new direction of the Company will be to engage in the business of marketing sporting events in The People's Republic of China.  As a result of this transaction, NexxNow, Inc. recorded intangibles of $576,129 because the liabilities of NexxNow China, Inc., at the time of acquisition, exceeded the assets by $146,129.  The purchase price was determined to be $430,000 which is the par value of the stock ($.01) times the 43 million shares issued in the acquisition (pre 4-1 split).

NOTE F – REVERSE SPLIT AND NAME CHANGE

On June 6, 2008, Centale filed with the Department of State of the State of New York a Certificate of Amendment of its Certificate of Incorporation.  The amendments (1) changed the name of the corporation to NexxNow, Inc. and (2) effected a reverse stock split of the corporation’s common stock in the ratio of 1:4.  All references to shares in this Report reflect the reverse stock split.

NOTE G - SUBSEQUENT EVENTS

Agreement with Pan Asia Investment Management Company

Effective on July 3, 2008 NexxNow entered into an Agreement with Pan Asia Investment Management Company and Fu Lo Jen, its President.  Pan Asia Investment Management Company is located in Dalian, in The People’s Republic of China.  The agreement has a two year term.  In the agreement, Pan Asia undertook to manage a NexxNow office in Dalian (to be funded by NexxNow), and to develop significant relationships in China for NexxNow, including a relationship with CCTV (China Central Television Broadcast Channel).  Fu Lo Jen agreed to serve as Chairman of NexxNow’s Chinese Advisory Board, which will be organized during the next 45 days.

NEXXNOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

As compensation for its services, NexxNow will pay Pan Asia $10,000 per month, commencing when NexxNow obtains an additional $1 million in capital.  NexxNow will also issue 500,000 shares of its common stock to Pan Asia.  In addition, NexxNow will issue 250,000 shares of its common stock to Pan Asia whenever any of the following events occurs:  (a) all three of the following:  the Chinese Advisory Board is formed, a Chinese NexxNow website becomes operative utilizing NexxNow’s ACE technology, and NexxNow’s Dalian office commences operations, (b) Pan Asia facilitates a business arrangement between NexxNow and CCTV, or (c) NexxNow barters its ACE technology for $1 million in media during 2008 and $4 million in media during 2009.

Amendment to CEO’s Employment Agreement

On July 29, 2008 the Company and its Chief Executive Officer, Paul Riley, agreed to an amendment of Mr. Riley’s employment agreement.  As a result of the amendment, Mr. Riley surrendered to the Company 2,242,754 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of NexxNow.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

In April 2008 we acquired ownership of NexxNow China, Inc., and turned our attention to developing the business plan of that company.  NexxNow China intends to engage in marketing sports events in The People’s Republic of China.  Toward that end, in July 2008 we entered into a joint venture with the Premier Basketball League (“PBL”), which contemplates that we will organize teams in China to participate in the PBL, and will develop marketing programs to take advantage of the cross-cultural interest that such an international basketball league should inspire.

Due primarily to our lack of funds, all of our activities in the three months ended June 30, 2008 involved planning.  We generated no revenue and, so, incurred no direct costs.  This situation did not, however, differ significantly from the Company’s operations in the three months ended June 30, 2007, when we sold one software application for $7,500 and earned gross margin of $699.

The largest category of expenses during the three months ended June 30, 2008 was the combination of consulting fees, officers’ compensation and salaries and wages, which totaled $213,624.  Only a small portion of these expenses were paid in cash, however.  During the three months ended June 30, 2008 the market value of the common stock we issued in exchange for services totaled $312,760.

The next largest category of expense that we incurred during the three months ended June 30, 2008 was loan fees, which totaled $115,000.  This represents the expenses we incurred in order to fund our operations.  The $115,000 in loan fees represented the value of common stock that we issued to certain shareholders to induce them to lend us funds for working capital.  Because of NexxNow’s poor financial condition, it has not been possible for us to obtain financing on conventional terms.  Until we improve our balance sheet and achieve profitable operations, we will continue to incur large expenses for financing costs.

Our business activities during the three months ended June 30, 2008 resulted in $416,889 in expenses, which was also the amount of our net loss for the quarter.  Until the NexxNow China business begins to generate significant revenue, we will continue to incur losses.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During our fiscal year ended March 31, 2008, our operations were funded by loans from shareholders and investors.  During the three months ended June 30, 2008, we repaid more debt than we incurred, but funded the shortfall by selling common stock for $25,000.  Through June 30, 2008, however, we had used virtually all of those funds for our operations.

When fiscal year 2008 ended on March 31, 2008, our balance sheet showed a working capital deficit of $766,098.  Since that date, however, we have significantly improved our balance sheet.  In April 2008 three creditors agreed to take common stock in exchange for $401,549 in debt.  Subsequently, in June 2008 the five holders of $105,605 in debt assumed by NexxNow in connection with its acquisition of NexxNow China converted that debt into common stock.  As a result, at June 30, 2008, our working capital deficit had been reduced to $390,304.  Nevertheless, we currently have very little cash on hand and no other liquid assets.  Therefore, in order to carry on our business, we must obtain additional capital.

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

At June 30, 2007 we had only $139 in cash and no other current assets to balance $390,443 in current liabilities.  In order for us to continue in business, it will be necessary that we obtain additional capital.  If we are unable to obtain sufficient capital, we will not survive in business.  We have no commitment from any source to provide us further financing.

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

On several occasions during the past three years, NexxNow has engaged in business transactions with its founder, Thaddeus A. Wier, Jr., or with Mr. Wier’s spouse.  Among the transactions were several financing transactions in which Mr. Wier or his spouse loaned money to NexxNow, a transaction in which NexxNow purchased technology from Mr. Wier, a number of consulting agreements under which NexxNow paid cash or issued stock to Mr. Wier, and a transaction in December 2006 when NexxNow issued 600,000 shares to Mr. Wier to compensate him for cancellation of his agency contract.  Mr. Wier is currently a consultant to NexxNow, and his daughter is a member of the NexxNow Board of Directors and the owner of 38% of NexxNow’s outstanding shares.  As a result, Mr. Wier continues to exercise substantial control over the business and management of NexxNow.  It is possible that Mr. Wier will engage in other transactions with NexxNow.  It is also possible that NexxNow will engage in financing or other transactions with other shareholders or members of its Board of Directors.  It is unlikely that NexxNow will obtain independent confirmation that the terms of such related party transactions are fair.  If the terms are unfair to NexxNow, the transactions could harm our operating results.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by NexxNow in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information NexxNow is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that NexxNow’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during NexxNow’s first fiscal quarter that has materially affected or is reasonably likely to materially affect NexxNow’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

 Sale of Unregistered Securities

In April 2008 NexxNow issued 10,750,000 shares of common stock to the shareholders of NexxNow China, Inc. in exchange for the capital stock of that corporation.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about NexxNow, and were acquiring the shares for their own accounts.  There were no underwriters.

In April and May 2008 NexxNow issued 649,862 shares of common stock to a total of nine investors and creditors.  The shares were issued in satisfaction of debts totaling $508,495.  The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about NexxNow, and were acquiring the shares for their own account.  There were no underwriters.

In April 2008 NexxNow issued 46,250 shares of common stock to one investor. The shares were issued in exchange for a cash payment of $25,000.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about NexxNow, and was acquiring the shares for his own account.  There were no underwriters.

In April 2008 NexxNow issued 250,000 shares of common stock to Thaddeus A. Wier, Jr.  The shares were issued in consideration of the premature termination of Mr. Wier’s employment agreement with NexxNow.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about NexxNow, and was acquiring the shares for his own account.  There were no underwriters.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

NEXXNOW, INC.

Date: August 14, 2008	By: /s/ Paul Riley
Paul Riley, Chief Executive Officer
and Chief Financial Officer