Form 10-Q
period 2008-09-30
Nexxnow, Inc.
filed 2008-11-14
CIK 1297965

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2008

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

Yes  X                    No___

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes                     No  _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer___  Accelerated filer ___   Non-accelerated filer ___ Small reporting company_X _
APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
November 13, 2008
Common Voting Stock:  14,405,908 shares

NEXXNOW, INC. (f/k/a CENTALE, INC.)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND MARCH 31, 2008

	(UNAUDITED)
	09/30/08	03/31/08
ASSETS
Current Assets
Cash and Cash Equivalents	(25)	166
Furniture, Fixtures, Equipment
Furniture, Fixtures, Equipment	5,000	0
Total Furniture, Fixtures, Equipment	5,000	0
Other Assets
Software Development	153,479	153,479
Software Technology	129,950	129,950
Less: Accumulated Amortization	(216,790)	(188,795)
Goodwill	576,129	0
Total Other Assets	642,768	94,634
TOTAL ASSETS	647,743	94,800
LIABILITIES & STOCKERHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	183,243	144,792
Accrued Expenses	135,439	31,520
Loans Payable	11,315	196,155
L/P -Stockholders	213,387	365,166
Payroll Tax Liabilities	10,172	10,172
Total Current Liabilities	553,556	747,805
Total Liabilities	553,556	747,805
Stockholders' Equity (Deficit)
Common Stock: $.01 Par, 250,000,000 Authorized 14,405,908 and 1,621,944 Shares Issued and Outstanding as of September 30, 2008 and March 31, 2008 Respectively	144,059	16,219
Additional Paid In Capital	10,887,007	9,600,452
Accumulated Deficit	(10,936,879)	(10,269,676)
Total Stockholders' Equity (Deficit)	94,187	(653,005)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	647,743	94,800

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	09/30/08	9/30/07
ORDINARY INCOME / (EXPENSE)
REVENUES	0	40,416

DIRECT COSTS:
Commissions	0	0
Subcontracted Labor	0	10,000
Technology services	0	0

Total Direct Costs	0	10,000

GROSS MARGIN	0	30,416

EXPENSES
Advertising	506	0
Amortization	13,998	14,169
Consulting Services	157,536	316,500
Insurance Expense	400	2,709
Interest Expense	3,540	12,663
Loan Fees	25,500	0
Loss on Disposal of Assets	0	20,592
Miscellaneous	5,773	2,586
Office Expense	5,781	5,796
Officers' Compensation	0	10,000
Professional Services	62,675	21,241
Rent	2,400	3,768
Salaries & Wages	0	80,876
Travel Expense	2,205	170
Total Expense	280,314	491,070
Loss from Operations	(280,314)	(460,654)
Other Income / (Expense)
Other Income / (Expense)	30,000	58,542
NET LOSS FOR THE PERIOD	(250,314)	(402,112)

LOSS PER SHARE:
Basic	(0.02)	(0.31)

Fully Diluted	(0.02)	(0.31)

WEIGHTED ADVERAGE COMMON
SHARES OUTSTANDING:
Basic	13,522,325	1,312,485

Fully Diluted	13,522,325	1,312,485

           The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	09/30/08	9/30/07
ORDINARY INCOME / (EXPENSE)
REVENUES	0	47,916

DIRECT COSTS:
Subcontracted Labor	0	16,750
Technology services	0	51

Total Direct Costs	0	16,801

GROSS MARGIN	0	31,115

EXPENSES
Advertising	5,005	3,817
Amortization	27,996	28,338
Consulting Services	371,160	783,977
Insurance Expense	1,075	12,263
Interest Expense	20,834	12,663
Loan Fees	140,500	0
Loss on Disposal of Assets	0	20,592
Miscellaneous	5,773	10,286
Office Expense	12,898	12,270
Officers' Compensation	0	70,000
Professional Services	77,924	31,200
Rent	14,400	10,568
Salaries & Wages	0	107,605
Travel Expense	19,638	296
Total Expense	697,203	1,103,875
Loss from Operations	(697,203)	(1,072,760)
Other Income / (Expense)
Other Income / (Expense)	30,000	81,167
NET LOSS FOR THE PERIOD	(667,203)	(991,593)

LOSS PER SHARE:
Basic	(0.06)	(0.77)

Fully Diluted	(0.06)	(0.77)

WEIGHTED ADVERAGE COMMON
SHARES OUTSTANDING:
Basic	10,623,545	1,287,302

Fully Diluted	10,623,545	1,287,302

                            The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	09/30/08	09/30/07
CHANGES IN ASSETS AND LIABILITIES
Net Loss for the Period	(667,203)	(991,593)

NON-CASH ADJUSTMENTS
Depreciation and Amortization	27,996	28,338
Common Stock issued in exchange for services	335,300	1,035,800
Common Stock issued in exchange for loan fee	115,500	0
Gain on sale of investments	0	(22,625)
Loss on Disposal of Assets	0	20,592
Forgiveness of Loan	(30,000)	0

Cash Flows from Operating Activities
Accounts Receivable	0	(27,508)
Prepaid Expense	0	(11,485)
Accounts Payable	38,451	(35,046)
Accrued Expense	103,919	(202,814)
Payroll Tax Liabilities	0	(3)
Net cash provided by Operating Activities	(76,037)	(206,344)

Cash Flows from Investing Activities
Sale of investments	0	72,625
Purchases of Furniture, Fixtures, Equipment	0	(1,403)
Net Cash Used in Investing Activities	0	71,222

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of Loans to Stockholders	172,625	136,371
Repayment of Loan Payable	(121,779)	(360)
Proceeds from Issuance of Common Stock	25,000	0
Net cash provided by Financing Activities	75,846	136,011

NET CHANGE IN CASH AND CASH EQUIVALENTS	(191)	889
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	166	275
CASH AND CASH EQUIVALENTS - END OF PERIOD	(25)	1,164

SUPPLEMENTAL DISCLOSURES
Interest Paid	0	12,663

Income Taxes Paid	0	0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Common Stock issued in exchange for Investment in Sub	430,100	0

Common Stock issued in Satisfaction of Notes Payable	508,495	87,664

Reduction of Investment in FSBO Stock to Fair Value	0	13,500

The accompanying notes are an integral part of these financial statements.

UNAUDITED
NEXXNOW, INC. (f/k/a CENTALE, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	NUMBER OF		ADDITIONAL	ACCUMULATED	STOCKHOLDER
	SHARES	VALUE	PAID IN CAPITAL	DEFICIT	EQUITY
					(DEFICIT)

BALANCE - MARCH 31, 2008	1,621,944	16,219	9,600,452	(10,269,676)	(653,005)

Common Stock Issued for Cash	46,250	463	24,537	-	25,000
Common Stock Issued in Satisfaction
of Notes Payable	678,433	6,784	501,711	-	508,495
Common Stock Issued in Exchange
for Services	1,096,781	10,968	324,332	-	335,300
Common Stock Issued in Exchange
for Loan Fee	212,500	2,125	113,375	-	115,500
Common Stock Issued In Exchange
for Investment in Sub	10,750,000	107,500	322,600	-	430,100

Net Loss for the Period (unaudited)	-	-	-	(667,203)	(667,203)

BALANCE - SEPTEMBER 30, 2008	14,405,908	144,059	10,887,007	(10,936,879)	94,187

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

On April 25, 2008 the Company issued 10,750,000 shares to the shareholders in exchange for the shares of NexxNow China, Inc., which were valued at $430,100.  The consolidated financial statements reflect expenses incurred within NexxNow China, Inc. for the period from April 1 through September 30, 2008.

On April 28, 2008, the Company acquired intangible assets, valued at $576,129, representing purchased management agreements or contracts associated with marketing sporting events in the People's Republic of China (Note E).  Intangible assets will begin to be amortized once contracts are signed and begin to produce revenue.

New Pronouncements

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

NOTE B - RECLASSIFICATION

Certain reclassifications have been made to the financial statement presentation in the prior year to correspond to the current year's format.  Total equity and net income are unchanged by these reclassifications.

NOTE C - COMMON STOCK

During the six months ended September 30, 2008, the Company issued 1,096,781 shares for services, 46,250 shares for cash, 10,750,000 shares in exchange for its investment in NexxNow China, Inc., 678,433 in satisfaction of notes payable and 212,500 shares issued for loan fees.

On March 4, 2008, the Company effected a reverse stock split of the corporation’s common stock in the ratio of 1:35.

On June 6, 2008, the Company effected a reverse stock split of the corporation’s common stock in the ratio of 1:4.

NOTE D - GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses and an accumulated deficit totaling $10,936,879 for the period from date of inception (November 12, 1998) through September 30, 2008.

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

NOTE E – NEXXNOW CHINA, INC. SHARE EXCHANGE AGREEMENT

On April 28, 2008, the Company acquired all of the outstanding capital stock of NexxNow China, Inc., a Delaware corporation.  In exchange for the shares of NexxNow China, the Company issued 10,750,000 shares of its common stock to the shareholders of NexxNow China, Inc.  The new direction of the Company will be to engage in the business of marketing sporting events in The People's Republic of China.  As a result of this transaction, NexxNow, Inc. recorded Intangibles of $576,129 because the liabilities of NexxNow China, Inc., at the time of acquisition, exceeded the assets by $146,129.  The purchase price was determined to be $430,000 which is the par value of the stock ($.01) times the 43 million shares issued in the acquisition (pre 1-for-4 reverse split).

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

NOTE G - AMENDMENT TO CEO’S EMPLOYMENT AGREEMENT

On July 29, 2008 the Company and its Chief Executive Officer, Paul Riley, agreed to an amendment of Mr. Riley’s employment agreement.  As part of the agreement all outstanding debt owed by the Company to Mr. Riley, which totaled $30,000, was forgiven, which totaled $30,000. In addition, as a result of the amendment, Mr. Riley surrendered to the Company 2,242,754 shares of common stock.

NOTE H – OTHER MATTERS

On July 24, 2008, NexxNow entered into an Operating agreement with Premier Basketball League, Inc. (PBL) in formation of PBL China LLC.  NexxNow has expended $108,218.75 in association with the development of PBL China LLC.  As defined by the operating agreement, expenses will be reimbursed prior to member distribution.  It is uncertain at this time whether PBL China LLC will generate revenue for member distribution so no amounts for future distribution have been recorded in these consolidated financial statements.

NOTE I - SUBSEQUENT EVENTS

Consolidation of Debt

On November 7, 2008 the NexxNow board of directors approved aggregating all debts due to Kenneth Keller by the issuance of a convertible note to Kenneth Keller.  In connection with that transaction, Mr. Keller agreed to provide the funds required for the Company to complete its SEC filings and maintain its fully reporting status.

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

Due primarily to our lack of funds, all of our activities in the three and six month periods ended September 30, 2008 involved planning.  We generated no revenue and, so, incurred no direct costs.  This situation did not, however, differ significantly from the Company’s operations in the six month period ended September 30, 2007, when we sold three software applications for a total of $47,916 and earned gross margin of $31,115.

Since we have no employees, the largest category of expenses during the three and six month periods ended September 30, 2008 was consulting fees, which totaled $157,536 in the three months ended September 30, 2008 and $371,160 in the six months ended September 30, 2008.  Only a small portion of these expenses were paid in cash, however.  During the six months ended September 30, 2008 the market value of the common stock we issued in exchange for services totaled $335,300.

The next largest category of expense that we incurred during the three and six months ended September 30, 2008 was loan fees, which totaled $25,500 in the three month period and $140,500 in the six month period.  This represents the expenses we incurred in order to fund our operations.  The $140,500 in loan fees represented the value of common stock that we issued to certain shareholders to induce them to lend us funds for working capital.  Because of NexxNow’s poor financial condition, it has not been possible for us to obtain financing on conventional terms.  Until we improve our balance sheet and achieve profitable operations, we will continue to incur large expenses for financing costs.

Our business activities during the three months ended September 30, 2008 resulted in $280,314 in expenses.  We recorded $30,000 in “other income,” which represented the reversal of expenses that we had previously accrued in connection with our employment agreement with Paul Riley, our CEO.  When we renegotiated Mr. Riley’s employment agreement in July, he waived that obligation, which resulted in the “other income.”  The result was that our net loss for the quarter was $250,314.  For the six month period ended September 30, 2008, our $697,203 in expenses were offset only by the same $30,000 in other income, resulting in a net loss of $667,203.  Until the NexxNow China business begins to generate significant revenue, we will continue to incur losses.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During our fiscal year ended March 31, 2008, our operations were funded by loans from shareholders and investors.  During the six months ended September 30, 2008, we incurred an additional $20,846 in debt and also funded our cash shortfall by selling common stock for $25,000.  Through September 30, 2008, however, we had used all of those funds for our operations.

When fiscal year 2008 ended on March 31, 2008, our balance sheet showed a working capital deficit of $766,098.  Since that date, however, we have significantly improved our balance sheet.  In April 2008 three creditors agreed to take common stock in exchange for $401,549 in debt.  Subsequently, in June 2008 the five holders of $105,605 in debt assumed by NexxNow in connection with its acquisition of NexxNow China converted that debt into common stock.  As a result, at September 30, 2008, our working capital deficit had been reduced to $553,556.  Nevertheless, we currently have no cash on hand and no other liquid assets.  Therefore, in order to carry on our business, we must obtain additional capital.

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

At September 30, 2007 we had no cash and no other current assets to balance $553,556 in current liabilities.  In order for us to continue in business, it will be necessary that we obtain additional capital.  If we are unable to obtain sufficient capital, we will not survive in business.  We have no commitment from any source to provide us further financing.

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

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by NexxNow in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information NexxNow is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that NexxNow’s system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during NexxNow’s second fiscal quarter that has materially affected or is reasonably likely to materially affect NexxNow’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

 Sale of Unregistered Securities

In July 2008 NexxNow issued 28,571 shares of common stock to a total of two creditors in satisfaction of debts. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about NexxNow, and were acquiring the shares for their own account.  There were no underwriters.

In July 2008 NexxNow issued 50,000 shares of common stock to compensate a shareholder for making a $20,000 loan to NexxNow.  The shares were valued for this purpose at their par value.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about NexxNow, and was acquiring the shares for his own account.  There were no underwriters.

In July 2008 NexxNow issued 100,000 shares of common stock to a consultant in consideration of consulting fees.  The shares were valued at the market price on the date of issuance.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and were made to an entity whose principals had access to detailed information about NexxNow, and were acquiring the shares for its own account.  There were no underwriters.

In September 2008 NexxNow issued 2,104,077 shares of common stock to a total of five individuals and two companies.  The shares were issued in satisfaction of existing obligations to employees and consultants for services rendered.  The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about NexxNow, and were acquiring the shares for their own account.  There were no underwriters.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

NEXXNOW, INC.

Date: November 14, 2008	By:	/s/ Paul Riley
Paul Riley, Chief Executive Officer
and Chief Financial Officer