Form 10-Q
period 2008-12-31
Nexxnow, Inc.
filed 2009-02-17
CIK 1297965

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-50863

  NEXXNOW, INC.
(Name of Small Business Issuer in its Charter)

New York	30-0299889
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

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
February 12, 2009
Common Voting Stock: 49,419,448 shares

NEXXNOW, INC. (f/k/a CENTALE, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND MARCH 31, 2008

	(UNAUDITED)
	12/31/08	03/31/08
ASSETS
Current Assets
Cash and Cash Equivalents	2,467	166
Other Assets
Software Development	0	153,479
Software Technology	0	129,950
Less: Accumulated Amortization	0	(188,795)
Intangibles	576,129	0
Total Other Assets	576,129	94,634
TOTAL ASSETS	578,596	94,800

LIABILITIES & STOCKERHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	107,242	144,792
Accrued Expenses	16,606	31,520
Loans Payable	25,000	196,155
L/P -Stockholders	428,337	365,166
Payroll Tax Liabilities	14,211	10,172
Total Current Liabilities	591,396	747,805
Total Liabilities	591,396	747,805
Stockholders' Equity (Deficit)
Common Stock: $.01 Par, 250,000,000 Authorized 14,405,908 and 1,621,944 Shares Issued and Outstanding as of December 31, 2008 and March 31, 2008 Respectively	144,059	16,219
Additional Paid In Capital	10,887,007	9,600,452
Accumulated Deficit	(11,043,866)	(10,269,676)
Total Stockholders' Equity (Deficit)	(12,800)	(653,005)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	578,596	94,800

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	12/31/08	12/31/07
ORDINARY INCOME / (EXPENSE)
REVENUES	0	0

DIRECT COSTS:
Commissions	0	0
Subcontracted Labor	0	0
Technology services	0	22,000

Total Direct Costs	0	22,000

GROSS MARGIN	0	(22,000)

EXPENSES
Amortization	52,654	14,169
Consulting Services	50,507	300,000
Insurance Expense	0	4,829
Interest Expense	5,948	0
Loan Fees	25,000	0
Loss on Disposal of Assets	5,000	0
Miscellaneous	0	1,945
Office Expense	298	739
Professional Services	2,535	11,572
Rent	500	2,516
Total Expense	142,442	335,770
Loss from Operations	(142,442)	(357,770)
Other Income / (Expense)
Other Income / (Expense)	48,835	6,187
NET LOSS FOR THE PERIOD	(93,607)	(351,583)

LOSS PER SHARE:
Basic	(0.0065)	(0.0017)
Fully Diluted	(0.0065)	(0.0017)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,405,908	1,472,470
Fully Diluted	14,405,908	1,472,470

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	12/31/08	12/31/07
ORDINARY INCOME / (EXPENSE)
REVENUES	0	47,916

DIRECT COSTS:
Commissions	0	0
Subcontracted Labor	0	16,750
Technology services	0	22,051

Total Direct Costs	0	38,801

GROSS MARGIN	0	9,115

EXPENSES
Advertising	5,005	3,817
Amortization	94,635	42,507
Consulting Services	421,862	1,083,977
Insurance Expense	1,075	17,092
Interest Expense	26,782	12,663
Loan Fees	165,500	0
Loss on Disposal of Assets	5,000	20,592
Miscellaneous	5,773	12,227
Office Expense	12,396	13,009
Officers' Compensation	0	70,000
Professional Services	80,459	42,772
Rent	14,900	13,084
Salaries & Wages	0	107,605
Travel Expense	19,638	296
Total Expense	853,025	1,439,641
Loss from Operations	(853,025)	(1,430,526)
Other Income / (Expense)
Other Income / (Expense)	78,835	87,354
NET LOSS FOR THE PERIOD	(774,190)	(1,343,172)

LOSS PER SHARE:
Basic	(0.0663)	(0.0066)
Fully Diluted	(0.0663)	(0.0066)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	11,668,393	1,462,963
Fully Diluted	11,668,393	1,462,963

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	12/31/08	12/31/07
CHANGES IN ASSETS AND LIABILITIES
Net Loss for the Period	(774,190)	(1,343,172)

NON-CASH ADJUSTMENTS
Depreciation and Amortization	94,635	42,507
Common Stock issued in exchange for services	335,300	1,335,800
Common Stock issued in exchange for loan fee	115,500	0
Gain on sale of investments	0	(22,625)
Loss on Disposal of Assets	5,000	20,592

Cash Flows from Operating Activities
Accounts Receivable	0	(27,508)
Prepaid Expense	0	(11,485)
Accounts Payable	(37,550)	(6,658)
Accrued Expense	(14,914)	(203,470)
Payroll Tax Liabilities	4,039	(3)
Net cash provided by Operating Activities	(272,180)	(216,022)

Cash Flows from Investing Activities
Sale of investments	0	72,625
Purchases of Furniture, Fixtures, Equipment	0	(1,403)
Net Cash Used in Investing Activities	0	71,222

Cash Flows from Financing Activities
Proceeds of Loans from Stockholders	566,665	109,685
Repayment of Loans Payable	(317,184)	35,073
Proceeds from Issuance of Common Stock	25,000	0
Net cash provided by Financing Activities	274,481	144,758

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,301	(42)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	166	275
CASH AND CASH EQUIVALENTS - END OF PERIOD	2,467	233

SUPPLEMENTAL DISCLOSURES
Interest Paid	0	0

Income Taxes Paid	0	0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Common Stock issued in exchange for Investment in Sub	430,100	0

Common Stock issued in Satisfaction of Notes Payable	508,495	87,662

Reduction of Investment in FSBO Stock to Fair Value	0	13,500

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC. (f/k/a CENTALE, INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
UNAUDITED

	NUMBER OF		ADDITIONAL	ACCUMULATED	STOCKHOLDER
	SHARES	VALUE	PAID IN CAPITAL	DEFICIT	EQUITY
					(DEFICIT)

BALANCE - MARCH 31, 2008	1,621,944	16,219	9,600,452	(10,269,676)	(653,005)

Common Stock Issued for Cash	46,250	463	24,537	-	25,000
Common Stock Issued in Satisfaction of Notes Payable	678,433	6,784	501,711	-	508,495
Common Stock Issued in Exchange for Services	1,096,781	10,968	324,332	-	335,300
Common Stock Issued in Exchange for Loan Fee	212,500	2,125	113,375	-	115,500
Common Stock Issued In Exchange for Investment in Sub	10,750,000	107,500	322,600	-	430,100

Net Loss for the Period (unaudited)	-	-	-	(774,190)	(774,190)

BALANCE - DECEMBER 31, 2008	14,405,908	144,059	10,887,007	(11,043,866)	(12,800)

The accompanying notes are an integral part of these financial statements.

NEXXNOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

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

On April 25, 2008 the Company issued 10,750,000 shares to the shareholders in exchange for the shares of NexxNow China, Inc., which were valued at $430,100.  The consolidated financial statements reflect expenses incurred within NexxNow China, Inc. for the period from April 1 through December 31, 2008.

On April 28, 2008, the Company acquired intangible assets, valued at $576,129, representing purchased management agreements or contracts associated with marketing sporting events in the People's Republic of China (Note E).  Intangible assets will begin to be amortized once contracts are signed and begin to produce revenue.

New Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  As such, the Company is required to adopt these provisions at the beginning of the next fiscal year on April 1, 2009.  The Company is currently evaluation the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

NEXXNOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60" ("SFAS 163").  SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the next fiscal year on April 1, 2009.  The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

NOTE B - RECLASSIFICATION

Certain reclassifications have been made to the financial statement presentation in the prior year to correspond to the current year's format.  Total equity and net income are unchanged by these reclassifications.

NOTE C - COMMON STOCK

During the nine months ended December 31, 2008, the Company issued 1,096,781 shares for services, 46,250 shares for cash, 10,750,000 shares in exchange for its investment in NexxNow China, Inc., 678,433 in satisfaction of notes payable and 212,500 shares issued for loan fees.

On March 4, 2008, the Company effected a reverse stock split of the corporation’s common stock in the ratio of 1:35.  On June 6, 2008, the Company effected a reverse stock split of the corporation’s common stock in the ratio of 1:4.  All references to shares in this Report reflect both of the reverse stock splits.

NOTE D - GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses and an accumulated deficit totaling $11,043,866 for the period from date of inception (November 12, 1998) through December 31, 2008.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The Company plans to raise working capital through equity offerings and future profitable operations.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NEXXNOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

NOTE E – NEXXNOW CHINA, INC. SHARE EXCHANGE AGREEMENT

On April 28, 2008, the Company acquired all of the outstanding capital stock of NexxNow China, Inc., a Delaware corporation.  In exchange for the shares of NexxNow China, the Company issued 10,750,000 shares of its common stock to the shareholders of NexxNow China, Inc.  The new direction of the Company will be to engage in the business of marketing sporting events in The People's Republic of China.  As a result of this transaction, NexxNow, Inc. recorded Intangibles of $576,129 because the liabilities of NexxNow China, Inc., at the time of acquisition, exceeded the assets by $146,129.  The purchase price was determined to be $430,000, which is the par value of the stock ($.01) times the 43 million shares (pre 1-for-4 reverse split) issued in the acquisition.

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

NOTE G - AMENDMENT TO CEO’S EMPLOYMENT AGREEMENT

On July 29, 2008 the Company and Paul Riley, who was at that time the Company’s  Chief Executive Officer, agreed to an amendment of Mr. Riley’s employment agreement.  As part of the agreement all outstanding debt owed by the Company to Mr. Riley, which totaled $30,000, was forgiven. In addition, as a result of the amendment, Mr. Riley surrendered to the Company 2,242,754 shares of common stock.

NOTE H – CONSOLIDATION OF DEBT

On November 7, 2008 NexxNow issued to Kenneth Keller a convertible debenture in satisfaction of obligations of NexxNow to Kenneth Keller in the amount of $321,647 which also includes consideration of a loan by him to NexxNow of $15,000.  The debenture matured on January 15, 2009, In connection with that transaction, Mr. Keller agreed to provide the funds required for the Company to complete its SEC filings and maintain its fully reporting status.

NEXXNOW, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

NOTE I – IMPAIRMENT OF INTANGIBLES

As of December 31, 2008 NexxNow has eliminated from its balance sheet the remaining book value of its software development and software technology assets.  The aggregate write-off was $52,641.  NexxNow took this action based upon (a) the low level of revenue generated by its software assets during the past 18 months, and (b) the anticipated effect of the global economic slowdown on future revenues.  In light of those factors, management determined that any material realization of value from the software assets was not probable.  The $52,641 write-off has been recorded as an amortization expense during the quarter ended December 31, 2008.

NOTE J - SUBSEQUENT EVENTS

Unregistered Sale of Securities

On January 15, 2009, the balance due to Kenneth Keller under the Convertible Debenture described in Note H was $350,135.40.  On that date, pursuant to the terms of the debenture, Mr. Keller converted the debenture into 35,013,540 shares of NexxNow common stock, representing 71% of the outstanding shares.

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

Initially our plan was to utilize our own PBL member team, the Dragons, as the focus of our broadcast operations.  Due to lack of funding, however, we were unable to complete the roster.  In addition, as we have not yet achieved a broadcast contract, there was no business purpose to sponsoring a PBL team during the current season.  For that reason, in September we surrendered our franchise to the league.  Our plan is now to focus exclusively on teams developed within China that will be matched in competition with each other and with the U.S. – based members of the PBL.

Due primarily to our lack of funds, all of our activities in the three and nine month periods ended December 31, 2008 involved planning.  We generated no revenue and, so, incurred no direct costs.  This situation did not, however, differ significantly from the Company’s operations in the nine month period ended December 31, 2007, when we sold three software applications for a total of $47,916 and earned gross margin of $38,801.

Since we have no employees, the largest category of recurring expenses during the three and nine month periods ended December 31, 2008 was consulting fees, which totaled $50,507 in the three months ended December 31, 2008 and $421,862 in the nine months ended December 31, 2008.  Only a small portion of these expenses were paid in cash, however.  During the nine months ended December 31, 2008 the market value of the common stock we issued in exchange for services totaled $335,300.

The next largest category of recurring expense that we incurred during the three and nine months ended December 31, 2008 was loan fees, which totaled $25,000 in the three month period and $165,500 in the nine month period.  This represents the expenses we incurred in order to fund our operations.  The $165,500 in loan fees represents $115,500 of common stock that we issued to certain shareholders and $50,000 through issuance of loans payable to induce them to lend us funds for working capital.  Because of NexxNow’s poor financial condition, it has not been possible for us to obtain financing on conventional terms.  Until we improve our balance sheet and achieve profitable operations, we will continue to incur large expenses for financing costs.

In the past 18 months we have sold only four licenses for our ACE technology.  We continue to believe that the ACE technology can be an important part of our business plan.  The lack of revenue from the technology, however, has made its market value questionable.  For that reason, at December 31, 2008 we eliminated from our balance sheet $52,641, representing the remaining unamortized book value of our software development assets and software technology assets.  That one-time expense of $52,641 increased our net loss for the first nine months of fiscal 2009.

Our business activities during the three months ended December 31, 2008 resulted in $142,442 in expenses.  We earned $48,835 by settling old accounts payable, with the result that our net loss for the quarter was $93,607.  For the nine month period ended December 31, 2008, our $853,025 in expenses were offset only by  $78,835 in other income gained from the settlement of old accounts payable and debt forgiveness, resulting in a net loss of $774,190.  Until the NexxNow China business begins to generate significant revenue, we will continue to incur losses.  In its audit report on our financial statements for the year ended March 31, 2008, our independent accountants expressed doubt as to our ability to continue as a going concern.  We believe that our business plan is sufficiently full of opportunity that we will be able to grow and prosper.  But many obstacles stand in our way, and our future prosperity is not assured.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During our fiscal year ended March 31, 2008, our operations were funded by loans from shareholders and investors.  During the nine months ended December 31, 2008, we incurred an additional $249,481 in debt and also funded our cash shortfall by selling common stock for $25,000.  Through December 31, 2008, however, we had used almost all of those funds for our operations.

When fiscal year 2008 ended on March 31, 2008, our balance sheet showed a working capital deficit of $747,639.  Since that date, however, we have significantly improved our balance sheet.  In April 2008 three creditors agreed to take common stock in exchange for $401,549 in debt.  Subsequently, in June 2008 the five holders of $106,946 in debt assumed by NexxNow in connection with its acquisition of NexxNow China converted that debt into common stock.  As a result, at December 31, 2008, our working capital deficit had been reduced to $588,929.  Subsequently, our working capital position was further improved, when on January 15, 2009 Kenneth Keller converted $350,135 in debt into common stock   Nevertheless, we currently have almost no cash on hand and no other liquid assets.  Therefore, in order to carry on our business, we must obtain additional capital.

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

At December 31, 2008 we had $2,467 in cash and no other current assets to balance $591,396 in current liabilities.  In order for us to continue in business, it will be necessary that we obtain additional capital.  If we are unable to obtain sufficient capital, we will not survive in business.  We have no commitment from any source to provide us further financing.

We will need to issue a substantial amount of equity in order to fund our business operations.

Because of our lack of liquid assets, it will be necessary for us to issue a substantial amount of equity during the remainder of fiscal 2009 and fiscal 2010 in order to fund our operations.  These sales of equity will dilute the interest of current shareholders in our company.  In addition, to the extent that we sell the equity for prices below market, the sale of equity will also dilute the value of the shares held by our current shareholders.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by NexxNow in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information NexxNow is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that NexxNow’s system of disclosure controls and procedures was effective as of December 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during NexxNow’s third fiscal quarter that has materially affected or is reasonably likely to materially affect NexxNow’s internal control over financial reporting.

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

NEXXNOW, INC.

Date: February 17, 2008	By: /s/ Sterling Shepperd
Sterling Shepperd, Chief Executive Officer and Chief Financial Officer