Form 10-K
period 2009-03-31
Nexxnow, Inc.
filed 2009-08-13
CIK 1297965

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                   For the fiscal year ended March 31, 2009.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                             Commission File No. 0-50863


                                 NEXXNOW, INC.
             ______________________________________________________
             (Exact Name of Registrant as Specified in its Charter)


            NEW YORK                                             30-0299889
_________________________________                            ___________________
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                  6040-A 135 SIX FORKS ROAD, RALEIGH, NC 27609
                  ____________________________________________
                    (Address of principal executive offices)


          Issuer's Telephone Number, including Area Code: 919-604-4887


        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer [ ]                          Accelerated filer [ ]

Non-accelerated filer   [ ]                          Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates as of August 7, 2009 was $1,136,563.

As of August 7, 2009 the number of shares outstanding of the Registrant's common stock was 49,419,448 shares, $.01 par value.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                  NEXXNOW, INC.
                                    FORM 10-K

INDEX

Item 1.   Business                                                             4

Item 1A.  Risk Factors                                                         5

Item 1B.  Unresolved Staff Comments                                            7

Item 2.   Properties                                                           7

Item 3.   Legal Proceedings                                                    7

Item 4.   Submission of Matters to a Vote of Security Holders                  7

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                    7

Item 6.   Selected Financial Data                                              9

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                             9

Item 8.   Financial Statements and Supplemental Data                          11

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                            24

Item 9A.  Controls and Procedures                                             24

Item 9B.  Other Information                                                   26

Item 10.  Directors, Executive Officers and Corporate Governance              26

Item 11.  Executive Compensation                                              27

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     29

Item 13.  Certain Relationships and Related Transactions and Director
          Independence                                                        30

Item 14.  Principal Accountant Fees and Services                              30

Item 15.  Exhibits and Financial Statement Schedules                          31

           FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "ANTICIPATES," "PLANS TO," "ESTIMATES," "PROJECTS," OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S BELIEF AS TO THE FUTURE OF NEXXNOW. WHETHER THOSE BELIEFS BECOME REALITY WILL DEPEND ON MANY FACTORS THAT ARE NOT UNDER MANAGEMENT'S CONTROL. MANY RISKS AND UNCERTAINTIES EXIST THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

                                     PART 1

ITEM 1. BUSINESS

     NexxNow, Inc. began to develop its current business operations in February 2004 under the name "Centale, Inc." By the end of fiscal 2006, which ended on March 31, 2006, NexxNow had completed the development of its core technology, acquired complementary technologies and businesses, and expanded its business scope. The technological core of our business was a desktop communications platform that is programmable and interactive. The application can be distributed either as a downloadable hyperlink on a website, or as an e-mail attachment. The application has broad potential utility - ergo, a broad potential market - since it can be a platform for whatever text, graphics or functions a customer wants to communicate directly through the desktops of its end users.

     Unfortunately, a lack of working capital defeated our efforts to develop the potential market for our software. Through fiscal 2007 and fiscal 2008 we implemented a number of marketing initiatives, none of which were successful. As fiscal 2008 ended, we determined that we could not be successful as a company based on the exploitation of a single technology, but that the technology could be a valuable component of a more balanced media company. For that reason, in April 2008 we acquired ownership of NexxNow China, Inc., an enterprise organized to provide multi-media, sports-related advertising platforms focused on penetrating the Chinese consumer marketplace. Our software application, which we now call the "Audience Communication Executable" ("ACE"), will serve as one aspect, but not the exclusive aspect, of those marketing programs.

     NEXXNOW CHINA

     NexxNow China was organized to organize Internet and televised broadcasts of US sports-related entertainment to The People's Republic of China. Its initial project is to achieve broadcast distribution of basketball games played by a team designed to appeal to the Chinese media market by filling its roster with a balance of Chinese nationals and U.S.-born players. The media mix now being pursued includes both Chinese television and Internet broadcasts accessible within China. In addition, NexxNow plans to distribute a branded ACE to its fans, in order to take advantage of the ACE's powerful audience retention capabilities.

     ACE - THE AUDIENCE COMMUNICATION EXECUTABLE

     The ACE was developed by NexxNow to capitalize on the growing Internet community. The ACE resides, after download, on the end user's computer desktop. Through the ACE NexxNow or NexxNow's licensee can establish 1-to-1 "real-time" communication direct to the end user's desktop 24/7 in audio, video, rich media, animation, and/or text. We can customize the platforms to satisfy the particular communication needs of each of our advertising customers.

     BACKLOG

     We have no backlog of orders at this time.

     EMPLOYEES

     We currently have no employees.

ITEM 1A. RISK FACTORS

     You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the market value of our common stock to decline, and you could lose all or part of your investment.

     WE HAVE NO SOURCE OF REVENUE AT THIS TIME.

     NexxNow China was organized last year. It has developed a number of relationships with media providers and with participants in the basketball industry. None of those relationships, however, has developed into a source of revenue. The viability of our company will depend on management's success in developing significant sources of revenue.

     OUR INABILITY TO PAY OUR DEBTS COULD PREVENT US FROM CONTINUING IN
BUSINESS.

     At March 31, 2009 we had $15,119 in cash and no other current assets to balance $277,119 in current liabilities. In order for us to continue in business, it will be necessary that we obtain additional capital. If we are unable to obtain sufficient capital, we will not survive in business. We have no commitment from any source to provide us further financing.

     WE WILL NEED TO ISSUE A SUBSTANTIAL AMOUNT OF EQUITY IN ORDER TO FUND OUR BUSINESS OPERATIONS.

     Because of our lack of liquid assets, it will be necessary for us to issue a substantial amount of equity during the remainder of fiscal 2010 and fiscal 2011 in order to fund our operations. These sales of equity will dilute the interest of current shareholders in our company. In addition, to the extent that we sell the equity for prices below market, the sale of equity will also dilute the value of the shares held by our current shareholders.

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

     THE VOLATILITY OF THE MARKET FOR NEXXNOW COMMON STOCK MAY PREVENT A SHAREHOLDER FROM OBTAINING A FAIR PRICE FOR HIS SHARES.

     NexxNow at the present time has fewer than 500 shareholders and only a small number of market makers. As a result, the market price for our common stock is volatile, at times moving over 400% in one day. Unless and until the market for our common stock grows and stabilizes, the common shares you purchase will remain illiquid. A shareholder in NexxNow who wants to sell his shares, therefore, runs the risk that at the time he wants to sell, the market price may be much less than the price he would consider to be fair.

     ONLY A SMALL PORTION OF THE INVESTMENT COMMUNITY WILL PURCHASE "PENNY STOCKS" SUCH AS NEXXNOW COMMON STOCK.

     NexxNow' common stock is defined by the SEC as a "penny stock" because it trades at a price less than $5.00 per share. SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Many brokerage firms will discourage their customers from purchasing penny stocks, and even more brokerage firms will not recommend a penny stock to its customers. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not consider a purchase of a penny stock due, among other things, to the negative reputation that attends the penny stock market. As a result of this widespread disdain for penny stocks, there will be a limited market for NexxNow' common stock as long as it remains a "penny stock." This situation may limit the liquidity of your shares.

ITEM 1B UNRESOLVED STAFF COMMENTS

     Not Applicable

ITEM 2. PROPERTIES

     NexxNow occupies an office in East Aurora, New York. The monthly rental is $800.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (A)  MARKET INFORMATION

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "NXXN.OB." Set forth below are the high and low bid prices for each quarter in the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions. The prices have been adjusted to reflect the 1-for-35 reverse split on March 4, 2008 and the 1-for-4 reverse split on June 6, 2008 as if they have occurred on April 1, 2007.

                                                         BID
                                                 ____________________
           QUARTER ENDING                          HIGH         LOW
                                                 _______      _______

           June 30, 2007                         $349.65      $113.99
           September 30, 2007                    $104.90      $ 13.99
           December 31, 2007                     $ 69.93      $  8.39
           March 31, 2008                        $ 34.97      $   .08

           June 30, 2008                         $  2.60       $ 1.00
           September 30, 2008                    $  1.89       $  .09
           December 31, 2008                     $   .55       $  .02
           March 31, 2009                        $   .25       $  .02

     (B) SHAREHOLDERS

     Our shareholders list contains the names of 178 registered stockholders of record of the Company's Common Stock.

     (C) DIVIDENDS

     The Company has never paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

     (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2009.


                                       Number of securities                              Number of securities
                                       to be issued upon        Weighted average         remaining available
                                       exercise of              exercise price of        for future issuance
                                       outstanding options,     outstanding options,     under equity
                                       warrants and rights      warrants and rights      compensation plans
                                       ____________________     ____________________     ____________________

Equity compensation plans approved
by security holders                             0                       N.A.                      0

Equity compensation plans not
approved by security holders                    0                       N.A.                      0

     TOTAL                                      0                       N.A.                      0


     (E) SALE OF UNREGISTERED SECURITIES

     In January 2009 NexxNow issued 35,013,540 shares of common stock to Kenneth Keller in satisfaction of notes payable in the amount of $350,135. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about NexxNow, and was acquiring the shares for his own account. There were no underwriters.

     (F) REPURCHASE OF EQUITY SECURITIES

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2009.

ITEM 6. SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

     RESULTS OF OPERATIONS

     Due to our lack of funds, our operations during fiscal year 2009 (which ended on March 31, 2009) were very limited. As a result, our revenue for the year ended March 31, 2009 was only $0. In contrast, during the year ended March 31, 2008 we posted $40,416 in revenue, primarily from license fees relating to our software applications.

     Our largest single expense in fiscal 2009 was impairment of goodwill in the amount of $576,129. This represented the remaining book value of our operating assets, which we wrote off due to doubt regarding our ability to realize positive cash flow from operations.

     Our second largest expense in fiscal 2009 and the largest in fiscal 2008 was the combination of consulting fees, officers' compensation and salaries and wages, which totaled $451,403 in fiscal 2009 (and consisted entirely of consulting fees) and $1,270,683 in fiscal 2008. Only a small portion of these expenses were paid in cash, however. During fiscal year 2009 the market value of the common stock we issued in exchange for services totaled $335,300. In fiscal 2008 the market value of the common stock issued for services was $1,218,802.

     The third largest category of expense that we incurred during the past two fiscal years was loan fees, which totaled $165,500 in fiscal 2009 and $180,000 in fiscal 2008. This represents the expenses we incurred in order to fund our operations. $115,500 of the fiscal 2009 loan fees and all of the fiscal 2008 loan fees represented the value of common stock that we issued to certain shareholders to induce them to lend us funds for working capital. Because of NexxNow's poor financial condition, it has not been possible for us to obtain financing on conventional terms. Until we improve our balance sheet and achieve profitable operations, we will continue to incur large expenses for financing costs.

     Our business activities during fiscal 2009 resulted in $1,494,065 in expenses. After reporting "other income" arising from the sale of capital stock that we have received as customer fees in earlier periods, our net loss for fiscal 2009 was $1,373,525, compared to a net loss of $1,611,031 in fiscal year 2008. Until the NexxNow China business begins to generate significant revenue, we will continue to incur losses.

     LIQUIDITY AND CAPITAL RESOURCES

     Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors. During the year ended March 31, 2009, our operations were funded by loans from shareholders and investors. The net amount of loans received in fiscal 2009 was $462,368. Through March 31, 2009, however, we had used virtually all of those funds for our operations.

     When fiscal year 2009 ended on March 31, 2009, our balance sheet showed a working capital deficit of $262,000, primarily consisting of loans payable to stockholders. We currently have very little cash on hand and no other liquid assets. Therefore, in order to carry on our business, we must obtain additional capital.

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

     APPLICATION OF CRITICAL ACCOUNTING POLICIES

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for fiscal year 2009, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results. The first was our determination, explained in Note B to the Financial Statements that we should record a valuation allowance for the full value of the deferred tax asset created by our net operating loss carry-forward. The primary reason for the determination was our lack of certainty as to whether NexxNow would carry on profitable operations in the future. The second material estimate, explained in Notes H and J to our financial statements, was our determination that we lacked sufficient assurance that our operating assets would produce positive cash flow in the future, which caused us to write off the assets on our balance sheet.

     We made no material changes to our critical accounting policies in connection with the preparation of financial statements for fiscal year 2009.

     IMPACT OF ACCOUNTING PRONOUNCEMENTS

     There were no recent accounting pronouncements that have had a material effect on the Company's financial position or results of operations. There were no recent accounting pronouncements that are likely to have a material effect on the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE(S)

Report of Independent Registered Public Accounting Firm                    12

Consolidated Balance Sheets as of March 31, 2009 and 2008                  13

Consolidated Statements of Operations for the Years Ended
March 31, 2009 and 2008                                                    14

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the Years Ended March 31, 2009 and 2008                      15

Consolidated Statements of Cash Flows for the Years Ended
March 31, 2009 and 2008                                                    16

Notes to Consolidated Financial Statements                                 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
NexxNow, Inc.


     We have audited the accompanying consolidated balance sheets of NexxNow, Inc. as of March 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two-year period then ended. NexxNow, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NexxNow, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ ROTENBERG & COMPANY LLP
    _______________________
    Rotenberg & Company LLP


Rochester, New York
August 11, 2009


                                NEXXNOW, INC.
                         CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2009 AND MARCH 31, 2008


                                                                     03/31/09         03/31/08
                                                                    ___________      ___________

ASSETS
         Current Assets
                Cash and Cash Equivalents                                15,119              166
         Other Assets
                Software Development                                          0          153,479
                Software Technology                                           0          129,950
                Less: Accumulated Amortization                                0         (188,795)
                Intangibles                                                   0                0
                                                                    ___________      ___________

         Total Other Assets                                                   0           94,634
                                                                    ___________      ___________

TOTAL ASSETS                                                             15,119           94,800
                                                                    ===========      ===========

LIABILITIES & STOCKERHOLDERS' EQUITY (DEFICIT)
         Current Liabilities
                Accounts Payable                                         91,599          144,792
                Accrued Expenses                                          1,250           31,520
                Loans Payable                                            70,758          196,155
                L/P -Stockholders                                        99,301          365,166
                Payroll Tax Liabilities                                  14,211           10,172
                                                                    ___________      ___________

         Total Current Liabilities                                      277,119          747,805
                                                                    ___________      ___________

         Total Liabilities                                              277,119          747,805
                                                                    ___________      ___________

         Stockholders' Equity (Deficit)
                Common Stock:  $.01 Par, 250,000,000 Authorized         494,194           16,219
                49,419,448 and 1,621,944 Shares Issued
                and Outstanding as of March 31, 2009 and
                March 31, 2008 Respectively
                Additional Paid In Capital                           10,887,007        9,600,452
                Accumulated Deficit                                 (11,643,201)     (10,269,676)
                                                                    ___________      ___________

         Total Stockholders' Equity (Deficit)                          (262,000)        (653,005)
                                                                    ___________      ___________

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                       15,119           94,800
                                                                    ===========      ===========


   The accompanying notes are an integral part of these financial statements.



                                  NEXXNOW, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEAR ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                       3/31/09          3/31/08
                                                      __________       __________

ORDINARY INCOME / (EXPENSE)
        REVENUES                                               0           40,416

        DIRECT COSTS:
                     Commissions                               0                0
                     Subcontracted Labor                       0           16,750
                     Technology services                       0           22,051
                                                      __________       __________

        Total Direct Costs                                     0           38,801
                                                      __________       __________

        GROSS MARGIN                                           0            1,615

        EXPENSES
                     Advertising                           9,005            3,817
                     Amortization                         94,635           56,676
                     Bad Debt                                  0           33,508
                     Consulting Services                 451,403          930,591
                     Impairment of Goodwill              576,129                0
                     Insurance Expense                     1,075           20,798
                     Interest Expense                     32,182           12,663
                     Loan Fees                           165,500          180,000
                     Loss on Disposal of Assets            5,000                0
                     Miscellaneous                         6,014           24,947
                     Office Expense                       14,270           18,108
                     Officers' Compensation                    0          256,000
                     Professional Services               103,177           73,955
                     Rent                                 14,100           14,634
                     Salaries & Wages                          0           84,092
                     Travel Expense                       21,575            8,696
                                                      __________       __________

        Total Expense                                  1,494,065        1,718,485
                                                      __________       __________

    Loss from Operations                              (1,494,065)      (1,716,870)
    Other Income / (Expense)
        Other Income / (Expense)                         120,540          105,839
                                                      __________       __________

NET LOSS FOR THE PERIOD                               (1,373,525)      (1,611,031)
                                                      ==========       ==========


LOSS PER SHARE:
        Basic                                              (0.07)           (0.01)
                                                      __________       __________

        Fully Diluted                                      (0.07)           (0.01)
                                                      __________       __________

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING:
        Basic                                         19,664,064        1,472,470
                                                      __________       __________

        Fully Diluted                                 19,664,064        1,472,470
                                                      __________       __________


   The accompanying notes are an integral part of these financial statements.




                                  NEXXNOW, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                            ADDITIONAL                     STOCKHOLDER
                                 NUMBER OF                   PAID IN       ACCUMULATED       EQUITY
                                 SHARES          VALUE       CAPITAL         DEFICIT        (DEFICIT)

                                 _____________________________________________________________________

BALANCE - MARCH 31, 2007          1,239,368      12,394      8,117,813      (8,658,645)       (528,438)


Common Stock Issued
   in Satisfaction of Notes
   Payable                           35,781         358         87,304                          87,662
Common Stock Issued in
   Exchange for Services            218,224       2,182      1,216,620                       1,218,802
Common Stock Issued in
   Exchange for Loan Fee            128,571       1,285        178,715                         180,000


Net Loss for the Period                                                     (1,611,031)     (1,611,031)
                                 _____________________________________________________________________


BALANCE - MARCH 31, 2008          1,621,944      16,219      9,600,452     (10,269,676)       (653,005)

Common Stock Issued for Cash         46,250         463         24,537               -          25,000
Common Stock Issued in
   Satisfaction of Notes
   Payable                       35,691,973     356,919        501,711               -         858,630
Common Stock Issued in
   Exchange for Services          1,096,781      10,968        324,332               -         335,300
Common Stock Issued in
   Exchange for Loan Fee            212,500       2,125        113,375               -         115,500
Common Stock Issued In
   Exchange for Investment
   in Sub                        10,750,000     107,500        322,600               -         430,100

Net Loss for the Period                   -           -              -      (1,373,525)     (1,373,525)
                                 _____________________________________________________________________

BALANCE - MARCH 31, 2009         49,419,448     494,194     10,887,007     (11,643,201)       (262,000)



                                  NEXXNOW, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   TWELVE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (UNAUDITED)

                                                                         03/31/09          03/31/08
                                                                        __________        __________

Cash Flows from Operating Activities
     Net Loss for the Period                                            (1,373,525)       (1,611,031)

NON-CASH ADJUSTMENTS
     Amortization and Impairment                                           524,734            56,676
     Bad Debt                                                                    0            33,508
     Common Stock issued in exchange for services                          335,300         1,218,802
     Common Stock issued in exchange for loan fee                          115,500           180,000
     Gain on Sale of Investments                                                 0           (35,575)
     Loss on Disposal of Assets                                              5,000                 0

CHANGES IN ASSETS AND LIABILITIES
     Accounts Receivable                                                         0           (33,508)
     Accounts Payable                                                      (53,193)         (144,792)
     Accrued Expense                                                       (30,270)         (191,780)
     Payroll Tax Liabilities                                                 4,039           (10,172)
                                                                        __________        __________
Net Cash Used by Operating Activities                                     (472,415)         (537,872)

Cash Flows from Investing Activities
     Sale of investments                                                         0            99,075
                                                                        __________        __________
Net Cash Provided by Investing Activities                                        0            99,075

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds of Loans from Stockholders                                   587,765           279,249
     Repayment of Loans Payable                                           (125,397)          159,439
     Proceeds from Issuance of Common Stock                                 25,000                 0
                                                                        __________        __________
Net cash provided by Financing Activities                                  487,368           438,688
                                                                        __________        __________

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     14,953              (109)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD                                 166               275
                                                                        __________        __________
CASH AND CASH EQUIVALENTS - END OF PERIOD                                   15,119               166
                                                                        ==========        ==========

SUPPLEMENTAL DISCLOSURES
                 Interest Paid                                                   0                 0
                                                                        ==========        ==========

                 Income Taxes Paid                                               0               100
                                                                        ==========        ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
       AND FINANCING ACTIVITIES

            Common Stock issued in exchange for Investment in Sub          430,100                 0
                                                                        ==========        ==========

            Common Stock issued in Satisfaction of Notes Payable           858,630            87,662
                                                                        ==========        ==========


       The accompanying notes are an integral part of these financial statements.


                                  NEXXNOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008
                                     AUDITED


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

     On March 28, 2008, the Company entered into a Share Exchange Agreement with the shareholders of NexxNow China, Inc., a Delaware corporation. The shareholders transferred to the Company all of the outstanding capital stock of NexxNow China, and the Company issued 43 million shares of its common stock to the shareholders. The new direction of the Company will be to engage in the business of marketing sporting events in The People's Republic of China.

NEW PRONOUNCEMENTS

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133". SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt these provisions at the beginning of the next fiscal year on April 1, 2009. The Company is currently evaluation the impact of SFAS 161 on its consolidated financial statements but does not expect it to have a material effect.

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

                                  NEXXNOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008
                                     AUDITED


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

     In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes principles and requirements for subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As such, the Company is required to adopt this standard in the current period. Adoption of SFAS 165 did not have a significant effect on the Company's consolidated financial statements.

     In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 166 "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010. The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

     In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in 2010. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

     In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles".

                                  NEXXNOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008
                                     AUDITED


SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS 168 on its consolidated financial statements but does not expect it to have a material effect.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF ACCOUNTING

     The financial statements of NexxNow, Inc. (the "Company" included herein) have been prepared by the Company pursuant to the rules and regulations of the Security Exchange Commission (the "SEC"). The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

     The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the year ended March 31, 2009. Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital and stock awards.

     The consolidated financial statements include the accounts of Nexx Now China, Inc. However, there was no activity or assets or liabilities at March 31, 2009.

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

                                  NEXXNOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008
                                     AUDITED


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

                                  NEXXNOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008
                                     AUDITED


REVENUE RECOGNITION

     Revenue from execution of license agreements consists of a one-time development fee and periodic maintenance fees. The revenue is earned and recognized in conjunction with the provisions of the agreements.

NOTE C - NOTES PAYABLE - STOCKHOLDERS

                                               MARCH 31, 2009     MARCH 31, 2008
                                               ______________     ______________

Note Payable - Converted to Common Stock                            $ 365,166
                                               ______________     ______________

Note Payable - Stockholder, executed
May 23, 2008, payable on May 23, 2009.
This note is secured and bears 12% interest.     $  99,301          $       -

Total Amount of Note Payable - Stockholder       $  99,301          $ 365,166


     The five year maturities of debt are as follows:

      2009       2010     2011     2012     2013
     _______     ____     ____     ____     ____

     $99,301     $  0     $  0     $  0     $  0

NOTE D - LOANS PAYABLE

     Loans payable consists of professional services that were converted from accounts payable to a loan payable during the year. These loans have no specific repayment terms.

NOTE E - RECLASSIFICATION

     Certain reclassifications have been made to the financial statement presentation in the prior year to correspond to the current year's format. Total equity and net income are unchanged by these reclassifications.

NOTE F - COMMON STOCK

     During the twelve months ended March 31, 2009, the Company issued 1,096,781 shares for services, 46,250 shares for cash, 10,750,000 shares in exchange for its investment in NexxNow China, Inc., 35,691,973 in satisfaction of notes payable and 212,500 shares issued for loan fees.

                                  NEXXNOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008
                                     AUDITED


     On March 4, 2008, the Company effected a reverse stock split of the corporation's common stock in the ratio of 1:35. On June 6, 2008, the Company effected a reverse stock split of the corporation's common stock in the ratio of 1:4. All references to shares in this Report reflect both of the reverse stock splits.

NOTE G - GOING CONCERN

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $11,643,201 for the period from date of inception (November 12, 1998) through March 31, 2009.

     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The Company plans to raise working capital through equity offerings and future profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE H - NEXXNOW CHINA, INC. SHARE EXCHANGE AGREEMENT

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

     At March 31, 2009 the Company wrote off the Intangible of $576,129, due to doubts regarding the likelihood that NexxNow China will generate positive cash flow in the future.

NOTE I - CONSOLIDATION OF DEBT

     On November 7, 2008 NexxNow issued to Kenneth Keller a convertible debenture in satisfaction of obligations of NexxNow to Kenneth Keller in the amount of $321,647 which also includes consideration of a loan by him to NexxNow of $15,000. The debenture matured on January 15, 2009, and was satisfied by the issuance of common stock to Mr. Keller. In connection with that transaction, Mr. Keller agreed to provide the funds required for the Company to complete its SEC filings and maintain its fully reporting status.

                                  NEXXNOW, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008
                                     AUDITED


     On January 15, 2009, the balance due to Kenneth Keller under the Convertible Debenture was $350,135. On that date, pursuant to the terms of the debenture, Mr. Keller converted the debenture into 35,013,540 shares of NexxNow common stock, representing 71% of the outstanding shares.

NOTE J - ACCELERATED AMORTIZATION OF INTANGIBLES

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

NOTE K - SUBSEQUENT EVENTS

     In August 2009 Gary Berthold purchased 35,013,540 shares of NexxNow common stock from Kenneth Keller, representing a majority of the outstanding shares. In connection with the purchase, all of the directors and officers of the Company resigned from their positions, after first appointing Mr. Berthold to serve as sole director and sole officer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

     A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Gary Berthold, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of NexxNow's disclosure controls and procedures as of March 31, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by NexxNow in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information NexxNow is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In the course of that review, Mr. Berthold identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

     The material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. In light of this situation, management has considered adding personnel to the company's bookkeeping and accounting operations. However, as there has been no instance during fiscal 2009 in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our limited resources at this time.

     Based on his evaluation, Mr. Berthold concluded that NexxNow's system of disclosure controls and procedures was not effective as of March 31, 2009 for the purposes described in this paragraph.

     B. CHANGES IN INTERNAL CONTROLS.

     There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during NexxNow's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect NexxNow's internal control over financial reporting.

     C. MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of March 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

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

     A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified two material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

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

     B. OUTSOURCING OF PORTIONS OF THE ACCOUNTING OPERATIONS OF OUR COMPANY. Because there are few employees in our administration, we outsource a portion of the accounting functions of our Company to an independent accounting firm. The employees of this accounting firm are managed by supervisors within the accounting firm, and are not answerable to the Company's management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accounting firm.

     Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment. To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls. However, because of the above conditions, management's assessment is that the Company's internal controls over financial reporting were not effective as of March 31, 2009.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B.   OTHER INFORMATION

     In August 2009 Gary Berthold purchased 35,013,540 shares of NexxNow common stock from Kenneth Keller, representing a majority of the outstanding shares. In connection with the purchase, all of the directors and officers of the Company resigned from their positions, after first appointing Mr. Berthold to serve as sole director and sole officer. Mr. Berthold then re-appointed Sterling Shepperd to serve as Chief Financial Officer and elected Sharon Berthold to serve as a member of the Board of Directors.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     The officers and directors of the Company are listed in the table below.

                                                                        DIRECTOR
     NAME                 AGE     POSITION WITH THE COMPANY              SINCE
     _________________    ___     _________________________________     ________

     Gary Berthold         58     Chief Executive Officer, Director       2009
     Sharon Berthold       58     Director                                2009
     Sterling Shepperd     34     Chief Financial Officer                  --

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     GARY BERTHOLD. Since 2006 Mr. Berthold has been the manager-member of several companies involved in veterinary research: PharmaCom BioVet, Inc., InoVet Ltd., and PharmaCom BioVet , LLC. Since 2004 Mr. Berthold has also owned a Haulmark Motor Home dealership that he represents at AKC dog shows. From 2003 to 2007 Mr. Berthold co-owned a software development company involved in the home automation industry. From 2004 to 2006 he also served as manufacturer's rep for several pet food and pet supply companies. Since 2000 Mr. Berthold has owned and managed a series of retail pet stores. Mr. Berthold is the spouse of Sharon Berthold, a director of the Company.

     SHARON BERTHOLD. Since 2007 Ms. Berthold has been engaged as owner of PharmaCom BioVet, LLC, and employed as Executive Vice President, Secretary and Treasurer of PharmaCom BioVet, Inc. and InoVet Ltd. Each of those companies is involved in veterinary research. Ms. Berthold is the spouse of Gary Berthold, a director of the Company.

     STERLING SHEPPERD. Mr. Shepperd has been an officer of NexxNow since July 2004. During the greater part of the 2009 fiscal year, Mr. Shepperd served as Chief Financial Officer of NexxNow. From November 21, 2008 until August 2009 he also served as its Chief Executive Officer. In 2003 Mr. Shepperd was employed as Sales Manager for JMT Solutions, LLC, which was engaged in the business of direct response marketing in Palm Bay, Florida. From 1999 until he joined JMT Solutions, Mr. Shepperd was employed by DanMark, Inc., an organization engaged in direct response marketing.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by NexxNow to Sterling Shepperd, who served as its Chief Executive Officer from November 21, 2008 through March 31, 2009, as well as all compensation paid to Thaddeus A Wier, Jr., who served as Chief Executive Officer during the 2007 and 2008 fiscal years.

     _______________________________________________________________________

                   FISCAL                     STOCK    OPTION      OTHER
                    YEAR    SALARY    BONUS   AWARDS   AWARDS   COMPENSATION
     _______________________________________________________________________

     S. Shepperd   2009         --       --       --      --            --
     _______________________________________________________________________

     T. Wier       2008          --      --       --      --            --
     _______________________________________________________________________
                   2007     $20,000      --       --      --            --
     _______________________________________________________________________


     EMPLOYMENT AGREEMENTS

     Gary Berthold and Sterling Shepperd serve the Company on an at-will basis.


     EQUITY GRANTS

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended March 31, 2009 and those options held by him on March 31, 2009.

________________________________________________________________________________

                      OPTION GRANTS IN THE LAST FISCAL YEAR
________________________________________________________________________________
                                                                   Potential
                           Percent                                 realizable
                           of total                             value at assumed
             Number of     options                              annual rates of
             securities   granted to                              appreciation
             underlying   employees    Exercise                 for option term
             option       in fiscal      Price     Expiration   ________________
             Granted         Year      ($/Share)      Date      5%           10%
________________________________________________________________________________

S. Shepperd      0            --          --           --       --           --
________________________________________________________________________________

     The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended March 31, 2009 and held by them unvested at March 31, 2009.
                  ______________________________________________

                  UNVESTED STOCK AWARDS IN THE LAST FISCAL YEAR
                  ______________________________________________

                                   Number of       Market Value
                                  Shares That     of Shares That
                                    Have Not         Have Not
                                     Vested           Vested
                  ______________________________________________

                  S. Shepperd          0                --
                  ______________________________________________

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     o each shareholder known by us to own beneficially more than 5% of our common stock;

     o    Gary Berthold, our Chief Executive Officer

     o    each of our directors; and

     o    all directors and executive officers as a group.

     There are 49,419,448 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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


                                     AMOUNT AND NATURE
    NAME OF                            OF BENEFICIAL         PERCENTAGE
    BENEFICIAL OWNER                     OWNERSHIP           OF CLASS
    ___________________________________________________________________

    Gary Berthold                       35,013,540             70.8%

    Sharon Berthold                     35,013,540(2)           70.8%
    All officers and directors
    as a group (3 persons)              35,212,405             71.3%

_______________________________

(1)  Except as otherwise noted, all shares are owned of record and beneficially.

(2)  Represents shares owned by Gary Berthold, the spouse of Sharon Berthold.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

     RELATED PARTY TRANSACTIONS

     There were no related party transactions during the fiscal year ended March 31, 2009.

DIRECTOR INDEPENDENCE

     None of the members of our Board of Directors is independent, as "independent" is defined in the rules of the NASDAQ Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     AUDIT FEES

     Rotenberg & Co. LLP billed $12,500 in connection with the audit of the Company's financial statements for the year ended March 31, 2009 and $17,500 in connection with the audit of the Company's financial statements for the year ended March 31, 2008. Also included in those billings were services performed in connection with the reviews of the Company's financial statements for the interim quarterly periods as well as those services normally provided by the accountant in connection with the Company's statutory and regulatory filings for fiscal 2009 and 2008.

     AUDIT-RELATED FEES

     Rotenberg & Co., LLP billed the Company $12,500 for Audit-Related fees during the year ended March 31, 2009 and $10,500 for Audit-related fees during the year ended March 31, 2008.

     TAX FEES

     Rotenberg & Co., LLP billed $0 to the Company in the year ended March 31, 2009 for professional services rendered for tax compliance, tax advice and tax planning. Rotenberg & Co., LLP billed $0 to the Company in the year ended March 31, 2008 for professional services rendered for tax compliance, tax advice and tax planning.

     ALL OTHER FEES

     Rotenberg & Co., LLP the Company $500 for other services during the year ended March 31, 2009. Rotenberg & Co., LLP billed the Company $1,950 for other services during the year ended March 31, 2008.

     It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

ITEM 15. EXHIBIT LIST

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

3-a(2) Certificate of Amendment of Certificate of Incorporation effective on March 4, 2008 - filed as an exhibit to the Current Report on Form 8-K filed on March 6, 2008 and incorporated herein by reference.

3-a(3) Certificate of Amendment of Certificate of Incorporation effective on June 6, 2008 - filed as an exhibit to the Current Report on Form 8-K filed on June 9, 2008 and incorporated herein by reference.

3-b Second Amended and Restated By-laws - filed as an exhibit to the Company's Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.

21           Subsidiaries - NexxNow China, Inc., a Delaware corporation

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

32.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       NEXXNOW, INC.



                                       By: /s/ GARY BERTHOLD
                                       _______________________________
                                               Gary Berthold
                                               Chief Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on August 12, 2009 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ GARY BERTHOLD
___________________________
    Gary Berthold
    Chief Executive Officer


/s/ STERLING SHEPPERD
___________________________
    Sterling Shepperd
    Chief Financial Officer


/s/ SHARON BERTHOLD
___________________________
    Sharon Berthold
    Director