Form 10-Q
period 2009-06-30
Nexxnow, Inc.
filed 2009-08-13
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the transition period from _____ to _____


                           Commission File No. 0-50863


                                  NEXXNOW, INC.
                       ___________________________________
                       (Name of Registrant in its Charter)


           NEW YORK                                              30-0299889
_______________________________                              ___________________
(State or Other Jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                  6040-A 135 SIX FORKS ROAD, RALEIGH, NC 27609
                  ____________________________________________
                    (Address of Principal Executive Offices)


                     Issuer's Telephone Number: 919-604-4887


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

                                 Yes [ ] No [ ]

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

Non-accelerated filer   [ ]                          Small reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                                 August 12, 2009
                     Common Voting Stock: 49,419,448 shares

                                  NEXXNOW, INC.

                                    Form 10-Q
                               Table of Contents


                                                                            Page

Part 1.   FINANCIAL INFORMATION                                                4

Item 1.   FINANCIAL STATEMENTS
             Balance Sheets                                                    5
             Statements of Operations                                          6
             Statements of Cash Flows                                          7
             Notes to Financial Statements                                     8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          14

Item 4.   Controls and Procedures                                             14

Part II.  OTHER INFORMATION                                                   15

Item 6.   Exhibits                                                            15

Signatures                                                                    16

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS











                                  NEXXNOW, INC.


                              FINANCIAL STATEMENTS


                                  JUNE 30, 2009
                                   (UNAUDITED)


                                  NEXXNOW, INC.
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 2009 AND MARCH 31, 2009
                                    UNAUDITED

                                                              06/30/09           03/31/09
                                                             ___________        ___________

ASSETS
   Current Assets
      Cash and Cash Equivalents                                       23             15,119
                                                             ___________        ___________

TOTAL ASSETS                                                          23             15,119
                                                             ===========        ===========
LIABILITIES & STOCKERHOLDERS' EQUITY (DEFICIT)
   Current Liabilities
      Accounts Payable                                            96,358             91,599
      Accrued Expenses                                                 0              1,250
      Loans Payable                                               25,000             70,758
      L/P -Stockholders                                          102,001             99,301
      Payroll Tax Liabilities                                     14,211             14,211
                                                             ___________        ___________

   Total Current Liabilities                                     237,570            277,119
                                                             ___________        ___________

   Total Liabilities                                             237,570            277,119
                                                             ___________        ___________

   Stockholders' Equity (Deficit)
      Common Stock:  $.01 Par, 250,000,000 Authorized            494,194            494,194
         49,419,448 and 49,419,448 Shares Issued and
         Outstanding as of June 30, 2009 and March 31,
         2009 Respectively
      Additional Paid In Capital                              10,887,007         10,887,007
      Accumulated Deficit                                    (11,618,748)       (11,643,201)
                                                             ___________        ___________

   Total Stockholders' Equity (Deficit)                         (237,547)          (262,000)
                                                             ___________        ___________

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    23             15,119
                                                             ===========        ===========

   The accompanying notes are an integral part of these financial statements.




                                  NEXXNOW, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2009 and 2008
                                   (UNAUDITED)

                                                   June 30, 2009       June 30, 2008
                                                   _____________       _____________

REVENUES                                                     0                   0

EXPENSES
   Advertising                                           3,152               4,499
   Amortization                                              0              13,998
   Consulting Services                                   6,950             213,624
   Insurance Expense                                     2,195                 675
   Interest Expense                                      2,700              17,294
   Loan Fees                                                 0             115,000
   Office Expense                                          204               7,117
   Professional Services                                 5,609              15,249
   Rent                                                      0              12,000
   Travel Expense                                        1,747              17,433
                                                   _____________       _____________

      Total Expense                                     22,557             416,889
                                                   _____________       _____________

Loss from Operations                                   (22,557)           (416,889)

Other Income/(Expense)
   Other Income / (Expense)                             47,010                   0
                                                   _____________       _____________

         NET INCOME (LOSS)                              24,453            (416,889)
                                                   =============       =============

PROFIT PER SHARE:

   Basic                                                0.0005               (0.06)
                                                   _____________       _____________

   Fully Diluted                                        0.0005               (0.06)
                                                   _____________       _____________

WEIGHTED ADVERAGE COMMON SHARES OUTSTANDING:

   Basic                                            49,419,448           7,541,169
                                                   _____________       _____________

   Fully Diluted                                    49,419,448           7,541,169
                                                   _____________       _____________


   The accompanying notes are an integral part of these financial statements.



                                   NEXXNOW, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED JUNE 30, 2009 and 2008
                                    (UNAUDITED)

                                                               June 30, 2009       June 30, 2008
                                                               _____________       _____________

CHANGES IN ASSETS AND LIABILITIES
   Net Income (Loss)                                               24,453            (416,889)

NON-CASH ADJUSTMENTS
   Amortization                                                         0              13,998
   Common Stock issued in exchange for services                         0             312,760
   Common Stock issued in exchange for loan fee                         0             115,000
   Debt Forgiveness                                               (45,758)                  0

Cash Flows from Operating Activities
   Loan Receivable                                                      0             (50,000)
   Accounts Payable                                                 4,759              (4,786)
   Accrued Expenses                                                (1,250)             37,866
                                                               _____________       _____________

Net cash provided by Operating Activities                         (17,796)              7,949

Cash Flows from Financing Activities
   Proceeds of Loans to Stockholders                                2,700             121,738
   Repayment of Loan Payable                                            0            (154,840)
   Proceeds from Issuance of Common Stock                               0              25,000
                                                               _____________       _____________

Net cash provided by Financing Activities                           2,700              (8,102)
                                                               _____________       _____________

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (15,096)               (153)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD                     15,119                 292
                                                               _____________       _____________
CASH AND CASH EQUIVALENTS - END OF PERIOD                              23                 139
                                                               =============       =============

      Income Taxes and Interest Paid                                    0                   0
                                                               _____________       _____________

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

   Common Stock issued in Satisfaction of Notes Payable                 -             508,495
                                                               =============       =============

   Common Stock Issued In Exchange for Investment in Sub                -             430,100
                                                               =============       =============


   The accompanying notes are an integral part of these financial statements.


                                  NEXXNOW, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2009


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

NEW PRONOUNCEMENTS

     In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 161, "DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133". SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. As such, the Company is required to adopt this standard in the current period. Adoption of SFAS 161 did not have a significant effect on the Company's financial statements.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt this standard in the current period. Adoption of SFAS 163 did not have a significant effect on the Company's financial statements.

                                  NEXXNOW, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2009


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

                                  NEXXNOW, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2009


the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS 168 on its consolidated financial statements but does not expect it to have a material effect.

     Subsequent events were evaluated through August 12, 2009, the date these financial statements were issued.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF ACCOUNTING

     The financial statements of NexxNow, Inc. (the "Company" included herein) have been prepared by the Company pursuant to the rules and regulations of the Security Exchange Commission (the "SEC"). The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

     The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three months ended June 30, 2009. Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital and stock awards.

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

INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes" using the asset and liability approach, which

                                  NEXXNOW, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2009


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

NOTE C - GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $11,618,748 for the period from date of inception (November 12, 1998) through June 30, 2009.

                                  NEXXNOW, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2009


     The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The Company plans to raise working capital through equity offerings and future profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE D - OTHER INCOME

     On June 16, 2009, Kenneth Keller forgave $45,760 in Loans Payable, resulting in an increase in Other Income.

NOTE E - SUBSEQUENT EVENTS

     In August 2009 Gary Berthold purchased 35,013,540 shares of NexxNow common stock from Kenneth Keller, representing a majority of the outstanding shares. In connection with the purchase, all of the directors and officers of the Company resigned from their positions, after first appointing Mr. Berthold to serve as sole director and sole officer. Mr. Berthold then re-appointed Sterling Shepperd to serve as Chief Financial Officer.

     In August 2009 NexxNow entered into two Secured Convertible Debentures that were converted from existing loans, one to Kevin Brinkworth Sr. in the principal amount of $102,600 and one to Thomas C. Reese in the principal amount of $28,500. Each debenture is payable in six equal monthly installments commencing on October 15, 2009. The holder of each debenture may convert the principal amount into NexxNow common stock at $.005 per share. In the event of a default, the debenture issued to Mr. Brinkworth may be converted into 70% of the outstanding common stock of NexxNow and the debenture issued to Mr. Reese may be converted into 20% of the outstanding common stock of NexxNow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     IN ADDITION TO HISTORICAL INFORMATION, THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "BELIEVES," "EXPECTS," "INTENDS," "ANTICIPATES," "PLANS TO," "ESTIMATES," "PROJECTS," OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S BELIEF AS TO THE FUTURE OF NEXXNOW, INC. WHETHER THOSE BELIEFS BECOME REALITY WILL DEPEND ON MANY FACTORS THAT ARE NOT UNDER MANAGEMENT'S CONTROL. MANY RISKS AND UNCERTAINTIES EXIST THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

        RESULTS OF OPERATIONS

     Due to our lack of funds, our operations are very limited. As a result, we realized no revenue during the three months ended June 30, 2009. Likewise we realized no revenue during the three months ended June 30, 2008.

     Our largest expense in the three months ended June 30, 2009 and the three months ended June 30, 2008 was consulting fees, which totaled $6,950 in the recent period and $213,624 in the three months ended June 30, 2008. Our business activities during the three months ended June 30, 2009 resulted in $22,557 in expenses. However, during the period, our majority shareholder forgave a loan of $45,758 and some accrued expense were written-off, which resulted in "other income" of $47,010. As a result we realized a net income of $24,453 for the quarter, compared to a net loss of $416,889 for the three months ended June 30, 2008.

        LIQUIDITY AND CAPITAL RESOURCES

     Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors. During the three months ended June 30, 2009, our operations were funded by loans from shareholders in the amount of $2,700. Through June 30, 2009, however, we had used virtually all of those funds for our operations.

     When the quarter ended on June 30, 2009, our balance sheet showed a working capital deficit of $237,547, primarily consisting of loans payable to stockholders. We currently have very little cash on hand and no other liquid assets. Therefore, in order to carry on our business, we must obtain additional capital.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     Gary Berthold, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of NexxNow's disclosure controls and procedures as of June 30, 2009. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by NexxNow in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information NexxNow is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In the course of that review, Mr. Berthold identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

     The material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. In light of this situation, management has considered adding personnel to the company's bookkeeping and accounting operations. However, as there has been no instance during fiscal 2009 or fiscal 2010 in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our limited resources at this time.

     Based on his evaluation, Mr. Berthold concluded that NexxNow's system of disclosure controls and procedures was not effective as of June 30, 2009 for the purposes described in this paragraph.

     CHANGES IN INTERNAL CONTROLS. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during NexxNow's first fiscal quarter that has materially affected or is reasonably likely to materially affect NexxNow's internal control over financial reporting.


PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

  31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

  31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

  32.1     Certifications pursuant to Securities Exchange Act of 1934
           Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NEXXNOW, INC.


Date: August 12, 2009

                                    By: /s/ GARY BERTHOLD
                                        ___________________________
                                            Gary Berthold
                                            Chief Executive Officer