Form 10-K/A
period 2008-03-31
Nexxnow, Inc.
filed 2009-09-21
CIK 1297965

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the fiscal year ended March 31, 2008.

[   ]    OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           Commission File No. 0-50863

                                  NEXXNOW, INC.
                                  -------------
                       (Name of Registrant in its Charter)

            New York                                          30-0299889
---------------------------------                    ---------------------------
   (State or other jurisdiction                      (I.R.S. Employer ID Number)
 of incorporation or organization)

                    37 Hamburg Street, East Aurora, NY 14052
                    ----------------------------------------
                    (Address of principal executive offices)

          Issuer's Telephone Number, including Area Code: 716-714-7102

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 406 of the Securities Act.    Yes     No X


Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes    No X

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

Non-accelerated filer    Small reporting company X

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

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates as of July 11, 2008 was $11,170,667.

As of July 11, 2008 the number of shares outstanding of the Registrant's common stock was 14,505,941 shares, $.01 par value.


                    DOCUMENTS INCORPORATED BY REFERENCE: None

Amendment No. 1
---------------

This amendment is being filed in order to make the following changes to the text originally filed:

         o    Add to Item 1 ("Business") a section entitled "Business
              Development;"

         o Add to Item 5(a) ("Market Information") disclosure of the market price of the Company's shares before adjustment for reverse stock splits;

         o Add to Item 5(d) ("Sale of Unregistered Securities") disclosure regarding shares sold during the fiscal year for which disclosure was not made in previous filings;

         o Amend the second risk factor in Item 6 ("Management's Discussion and Analysis: Risk Factors That May Affect Future Results");

         o    Add certain disclosures in Item 12 ("Certain Relationships:
              Related Party Transactions");

         o Identify on the Signature Page the Company's Principal Accounting Officer; and

         o Restate the financial statements to the extent disclosure in Note J to the Financial Statements.

In addition, pursuant to the Rules of the Securities and Exchange Commission, certain portions of this document have been re-formatted to comply with Regulation S-K, as Regulation S-B is no longer in effect.

Except as set forth above, the disclosures in this document have not been amended or updated. For current information regarding the Company, please refer to the filings made by the Company during the fiscal year ending March 31, 2010.

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

                                     PART 1
                                     ------

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

         The media mix now being pursued for the NexxNow Dragon broadcasts includes both Chinese television and Internet broadcasts accessible within China. In addition, NexxNow plans to distribute a NexxNow Dragons ACE to its fans, in order to take advantage of the ACE's powerful audience retention capabilities.

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

         Business Development

         Our plan of operations for the coming twelve months involves the solicitation of business relationships in The People's Republic of China that will enable us to establish a position in the Chinese market for sports entertainment. We intend to utilize the marketing advantages of our ACE to offer potential business affiliates a more complex and financially potent program than is offered by sports entertainment programming alone. By integrating the ACE technology into our programs, we will be able to offer potential sponsors of the sports entertainment programs a complex marketing opportunity that will permit multi-tiered leveraging of the goodwill gained from sports sponsorship.

         To implement this plan, we will require funding for working capital - primarily staff compensation, travel expenses, and the cost of marketing tools. In order to implement the plan with any reasonable likelihood of success, we will require a capital contribution of at least $100,000. That sum will have to be supplemented by sufficient funds to service our existing accounts payable and tax liabilities (cumulatively, $154,964 at March 31, 2008). If we are unable to obtain the requisite funds, we will be unable to implement our business plan. In its report on our financial statements for the year ended March 31, 2009, our independent registered public accountant noted that there is substantial doubt concerning NexxNow's ability to continue as a going concern. This situation will make it difficult for us to obtain funding, and may necessitate that we accept funds on onerous terms, such as high interest rates or substantial discounts to the market price of our common stock.

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

         At March 31, 2008 we had only $166 in cash and no other current assets to balance $747,805 in current liabilities. In order for us to continue in business, it will be necessary that we obtain additional capital. If we are unable to obtain sufficient capital, we will not survive in business. We have no commitment from any source to provide us further financing.

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

         On several occasions during the past three years, NexxNow has engaged in business transactions with its founder, Thaddeus A. Wier, Jr., or with Mr. Wier's spouse. Among the transactions were several financing transactions in which Mr. Wier or his spouse loaned money to NexxNow, a transaction in which NexxNow purchased technology from Mr. Wier, a number of consulting agreements under which NexxNow paid cash or issued stock to Mr. Wier, and a transaction in December 2006 when NexxNow issued 600,000 (post-reverse split) shares to Mr. Wier to compensate him for cancellation of his agency contract. Mr. Wier is currently a consultant to NexxNow, and his daughter is a member of the NexxNow Board of Directors and the owner of 38% of NexxNow's outstanding shares. It is possible that Mr. Wier will engage in other transactions with NexxNow. It is also possible that NexxNow will engage in financing or other transactions with other shareholders or members of its Board of Directors. It is unlikely that NexxNow will obtain independent confirmation that the terms of such related party transactions are fair. If the terms are unfair to NexxNow, the transactions could harm our operating results.

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

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities

         (a) Market Information

         The Company's common stock is quoted on the OTC Bulletin Board under the symbol "NXXN.OB." Set forth below are the high and low bid prices for each quarter in the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

         The prices in the table below are the actual high and low bid prices. The prices do not reflect subsequent reverse stock splits.

                                                          Bid
                                                          ---
               Quarter Ending                      High         Low
               --------------                      ----         ---
               June 30, 2006                     $  1.50     $    .21
               September 30, 2006                $   .26     $    .05
               December 31, 2006                 $   .10     $    .03
               March 31, 2007                    $   .06     $    .02

               June 30, 2007                     $  2.50     $    .81
               September 30, 2007                $   .75     $    .10
               December 31, 2007                 $   .50     $    .06
               March 31, 2008                    $   .25     $    .02

         The prices in the table below have been adjusted to reflect the 1-for-35 reverse split on March 4, 2008 and the 1-for-4 reverse split on June 6, 2008 as if they have occurred on April 1, 2006.

                                                          Bid
                                                           ---
               Quarter Ending                      High         Low
               --------------                      ----         ---
               June 30, 2006                     $210.00     $  29.40
               September 30, 2006                $ 36.40     $   7.00
               December 31, 2006                 $ 14.00     $   4.20
               March 31, 2007                    $  8.40     $   2.80

               June 30, 2007                     $349.65     $ 113.99
               September 30, 2007                $104.90     $  13.99
               December 31, 2007                 $ 69.93     $   8.39
               March 31, 2008                    $ 34.97     $    .08

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

         (NOTE: The disclosure of share issuances in this section retroactively reflects the effect of a 1-for-35 reverse stock split in March 2008 and a 1-for-4 reverse stock split in June 2008.)

         In July 2007 NexxNow issued a total of 12,057 shares of common stock to two investors. The shares were issued in satisfaction of loans and accrued interest in the aggregate amount of $29,537.50. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about NexxNow, and were acquiring the shares for their own accounts. There were no underwriters.

         In September 2007 NexxNow issued a total of 107,143 shares of common stock to five individuals who had performed employment or accounting services for NexxNow. The shares were issued in satisfaction of accrued payables, based on contract, in the aggregate amount of $260,000. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about NexxNow, and were acquiring the shares for their own accounts. There were no underwriters.

         During the period from August 2007 to December 2007 NexxNow issued a total of 35,714 shares of common stock to a consultant. The shares were issued in compensation for services, and were valued at $888,273, the market price on the date of issuance. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about NexxNow, and were acquiring the shares for its own account. There were no underwriters.

         In September 2007 NexxNow issued 23,725 shares of common stock to one investor. The shares were issued in satisfaction of a loan and accrued interest in the aggregate amount of $58,125. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about NexxNow, and was acquiring the shares for his own account. There were no underwriters.

         In December 2007 NexxNow issued a total of 54,286 shares of common stock to four employees. The shares were issued in compensation for accrued salary in the aggregate amount of $41,014.82. The sales were exempt pursuant to
Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about NexxNow, and were acquiring the shares for their own accounts. There were no underwriters.

         In March 2008 NexxNow issued a total of 21,082 shares of common stock to two individuals. The shares were issued in compensation for accrued payables arising from consulting services valued, per contract, at $29,514.16. , The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about NexxNow, and were acquiring the shares for their own accounts. There were no underwriters.

         In March 2008 NexxNow issued 128,572 shares of common stock to one investor. The shares were issued in compensation for the extension of a loan to NexxNow, and were valued at $180,000, the market price on the date of issuance. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about NexxNow, and was acquiring the shares for his own account. There were no underwriters.

         (e) Repurchase of Equity Securities

         The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2008.

Item 6.  Selected Financial Data

         Not applicable

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

         Our largest expense in fiscal 2008 was the combination of consulting fees, officers' compensation and salaries and wages, which totaled $1,270,683. Only a small portion of these expenses were paid in cash, however. During fiscal year 2008 the market value of the common stock we issued in exchange for services totaled $1,218,802.

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

Item 8.  Financial Statements and Supplementary Date

         The Company's financial statements, together with notes and the Report of Independent Registered Public Accounting Firm, are set forth immediately following Item 15 of this Form 10-K/A.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable

Item 9A. Controls and Procedures

         a. Evaluation of Disclosure Controls and Procedures.

         Paul Riley, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of NexxNow's disclosure controls and procedures as of March 31, 2008. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by NexxNow in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information NexxNow is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In the course of that review, Mr. Riley identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

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

         Based on his evaluation, Mr. Riley concluded that NexxNow's system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

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

         c. Management's Report On Internal Control Over Financial Reporting.

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of March 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

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

Item 9B.   Other Information

None.

                                    PART III

Item 10. Directors, Executive Officers, and Corporate Governance

         The officers and directors of the Company are listed in the table below.

Name               Age    Position with the Company        Director Since
----               ---    -------------------------        --------------
Paul Riley          41    Chief Executive Officer,               2008
                          Chief Financial Officer
Daniel T. Robbie    46    Chairman of the Board                  2008
Sterling Shepperd   33    Director, Vice President,              2007
                          Secretary
Brittany Wier       21    Director                               2008

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

         Daniel T. Robbie has been involved since 2005 with Matrix Healthcare Solutions, Inc., and is currently employed by Matrix as Vice President, responsible for marketing software solutions to the medical industry. From 2002 to 2004 Mr. Robbie was engaged as a consultant to Team Marketing, Inc., which was involved in sports marketing. From 1998 to 2002 Mr. Robbie was involved with Tek 21, Inc., which designed and marketed desktop software solutions. Mr. Robbie served at times as Chairman of Tek 21's Board. From 1984 until 1994 Mr. Robbie was employed by the Miami Dolphins, serving as President of Joe Robbie Stadium and Executive Vice President of the Dolphins when the team was sold by the Robbie family.

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

Audit Committee; Compensation Committee
---------------------------------------

         The Board of Directors has not appointed an Audit Committee or a Compensation Committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the Board of Directors because the Company has not yet commenced a significant level of financial operations.

Code of Ethics
--------------

         The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because it has only recently acquired a significant number of members of management.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

            Fiscal                          Stock       Option     Other
             Year     Salary      Bonus     Awards      Awards     Compensation
 ---------- --------- ----------- --------- ----------- ---------- -------------

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

         Paul Riley. NexxNow's agreement with Paul Riley provides for Mr. Riley to serve as President of NexxNow. NexxNow will pay Mr. Riley an annual salary of $90,000 plus an annual bonus in an amount to be determined between $45,000 and $90,000 by the Board of Directors. The bonus will be payable in cash or in stock at NexxNow's option. NexxNow will also give Mr. Riley a $6,000 annual car allowance. The agreement terminates on April 30, 2010. If Mr. Riley's employment terminates prior to January 1, 2009, the shares of NexxNow common stock that he received in exchange for his ownership of NexxNow China shares will be cancelled.

         Sterling Shepperd. NexxNow's agreement with Sterling Shepperd provides for Mr. Shepperd to serve as Vice President of NexxNow. NexxNow will pay Mr. Shepperd an annual salary of $66,000 plus an annual bonus in an amount to be determined between $16,500 and $66,000 by the Board of Directors. The bonus will be payable in cash or in stock at NexxNow's option. The agreement terminates on April 30, 2010.

         Brittany Wier. NexxNow's agreement with Brittany Wier provides for Ms. Wier to serve as Director of Business Development for NexxNow. NexxNow will pay Ms. Wier an annual salary of $54,000 commencing on June 1, 2008 plus an annual bonus in an amount to be determined between $13,500 and $54,000 by the Board of Directors. NexxNow will also give Ms. Wier a $3,600 annual car allowance and a $3,600 annual health insurance allowance. The agreement terminates on December 31, 2009.

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

         Equity Grants

         The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended March 31, 2008 and those options held by him on March 31, 2008.

                      Option Grants in the Last Fiscal Year

                         Percent
                         of total                           Potential realizable
           Number of     options                              value at assumed
           securities   granted to                            annual rates of
           underlying   employees   Exercise                   appreciation
           option       in fiscal     Price    Expiration     for option term
           granted         year     ($/share)     Date        5%           10%
---------- ------------------------------------------------ ----------- --------
T. Wier         0           --         --          --           --           --
---------- ------------------------------------------------ ----------- --------

         The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended March 31, 2008 and held by them unvested at March 31, 2008.

                  Unvested Stock Awards in the Last Fiscal Year


                        Number of      Market Value
                       Shares That    of Shares That
                        Have Not         Have Not
                         Vested           Vested
        ------------- -------------- ------------------
        T. Wier             0               --
        ------------- -------------- ------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

         o each shareholder known by us to own beneficially more than 5% of our common stock;

         o    Paul Riley, our Chief Executive Officer

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


                                               Amount and Nature
          Name and Address of                   of Beneficial        Percentage
          Beneficial Owner(1)                   Ownership(2)           of Class
          -------------------                  -----------------     ----------
          Paul Riley                            2,492,754(3)            17.2%

          Daniel Robbie                           155,497                1.1%

          Sterling Shepperd                       198,865                1.4%

          Brittany Wier                         5,452,899               37.6%

          All officers and directors
          as a group (4 persons)                8,300,015               57.2%

          Thaddeus A. Wier, Jr.                 1,278,118(4)             8.8%

          Kenneth Keller                        1,401,363                9.7%
          1206 Carriage Road
          East Aurora, NY 14052

-------------------------------

         (1) Except as otherwise indicated, the address of the shareholder is c/o NexxNow, Inc., 37 Hamburg Street, East Aurora, NY 14052

         (2) Except as otherwise noted, all shares are owned of record and beneficially.

         (3) Mr. Riley's employment agreement with NexxNow provides that these shares will be surrendered and cancelled if Mr. Riley's employment by NexxNow terminates prior to January 1, 2009.

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

                                                                     Number of
                                                  Weighted          securities
                          Number of               average            remaining
                          securities             exercise            available
                         to be issued             price of          for future
                         upon exercise           outstanding      issuance under
                        of outstanding            options,           equity
                       options, warrants         warrants          compensation
                          and rights             and rights            plans
--------------------------------------------------------------------------------

Equity compensation
plans approved by
security holders                0                   --                  0

Equity compensation
plans not approved
by security holders             0                   --               761,000

Total                           0                   --               761,000

Item 13. Certain Relationships and Related Transactions and Director
Independence

         Related Party Transactions
         --------------------------

         On April 25, 2008 NexxNow completed the acquisition of the outstanding capital stock of NexxNow China, Inc., a Delaware corporation. In exchange for ownership of NexxNow China, NexxNow issued 10,750,000 shares of its common stock to the shareholders of NexxNow China. Included in those shares were shares issued to individuals who are now members of NexxNow's Board of Directors, thus:

                  Paul Riley                -        2,492,754 shares
                  Sterling Shepperd         -        103,865 shares
                  Daniel Robbie             -        155,797 shares
                  Brittany Wier             -        5,452,899 shares

         Of those four individuals, only Mr. Shepperd was affiliated with NexxNow prior to the acquisition. Ms. Wier is the daughter of Thaddeus A. Wier, Jr., who was the Chief Executive Officer of NexxNow at the time of the acquisition.

         Director Independence
         ---------------------

         The following member of our Board of Directors is independent, as "independent" is defined in the rules of the NASDAQ National Market System:
Daniel T. Robbie.

Item 14. Principal Accountant Fees and Services

         Audit Fees

         Rotenberg & Co. LLP billed $19,600 in connection with the audit of the Company's financial statements for the year ended March 31, 2008 and $11,000 in connection with the audit of the Company's financial statements for the year ended March 31, 2007. Also included in those billings were services performed in connection with the reviews of the Company's financial statements for the interim quarterly periods as well as those services normally provided by the accountant in connection with the Company's statutory and regulatory filings for fiscal 2007 and 2006.

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

          (a) Financial Statements

          Report of Independent Registered Public Accounting Firm

          Balance Sheets - March 31, 2008 and 2007

          Statements of Operations - Years ended March 31, 2008 and 2007

          Statements of Changes in Stockholders' Equity (Deficit) - Years Ended March 31, 2008 and 2007

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

10-b Employment Agreement dated April 25, 2008 between Centale, Inc. and Paul Riley - filed as an exhibit to the Company's Current Report on Form 8-K filed on May 5, 2008 and incorporated herein by reference.

10-c Employment Agreement dated April 25, 2008 between Centale, Inc. and Sterling Shepperd - filed as an exhibit to the Company's Current Report on Form 8-K filed on May 5, 2008 and incorporated herein by reference.

21       Subsidiaries - NexxNow China, Inc., a Delaware corporation

31.1     Rule 13a-14(a) Certification - CEO

31.2     Rule 13a-14(a) Certification - CFO

32       Rule 13a-14(b) Certifications

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NexxNow, Inc.

         We have audited the accompanying balance sheets of NexxNow, Inc. (formerly Centale, Inc.) as of March 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. NexxNow Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NexxNow, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note J to the financial statements, the financial statements have been restated to reflect the retroactive effect of the reverse stock splits identified in Note H and Note I, and to reclassify $26,450 previously classified as "Gain on Sale of Investments" on the Statement of Cash Flows as "Sale of Investment in Circle Group and Pet Ecology."

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company's significant operating losses and inability to generate revenue from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Rotenberg & Co., llp

Rochester, New York
July 14, 2008 (September 18, 2009 as to effects of the restatements discussed in Note J)

                       NEXXNOW, INC. (f/k/a CENTALE, INC.)
                                 BALANCE SHEETS
                             MARCH 31, 2008 AND 2007


                                                     2008               2007
                                                 -------------------------------
                                                   (restated)
ASSETS
  Current Assets
    Cash and Cash Equivalents                               166             275
    Accounts Receivable
     (net of allowance of $12,916
     and $0 respectively)                                     0               0
                                                 --------------   --------------
  Total Current Assets                                      166             275
                                                 --------------   --------------
  Other Assets
    Software Development                                153,479         153,479
    Software Technology                                 129,950         129,950
    Less: Accumulated Amortization                     (188,795)       (132,119)
    Investment in Circle Group Holdings                       0          50,000
    Investment in Pet Ecology                                 0          13,500
                                                 --------------   --------------
  Total Other Assets                                     94,634         214,810
                                                 --------------   --------------
TOTAL ASSETS                                             94,800         215,085
                                                 ==============   ==============
LIABILITIES & EQUITY
  Current Liabilities
    Accounts Payable                                    144,792         319,582
    Accrued Expenses                                     31,520         203,470
    Loans Payable                                       196,155          36,716
    L/P -Stockholders                                   365,166         173,579
    Payroll Tax Liabilities                              10,172          10,176
                                                 --------------   --------------
  Total Current Liabilities                             747,805         743,523
                                                 --------------   --------------
  Total Liabilities                                     747,805         743,523
                                                 --------------   --------------
  Equity
    Common Stock: $.01 Par, 250,000,000
      Authorized 1,621,944 and 1,239,368
      Shares Issued and Outstanding as
      of March 31, 2008 and March 31,
      2007 respectively                                  16,219          12,394
    Preferred Stock: $.01 Par, 5,000,000
      Shares Authorized No Shares Outstanding
    Additional Paid In Capital                        9,600,452       8,117,813
    Accumulated Deficit                             (10,269,676)     (8,658,645)
                                                 --------------   --------------
    Total Stockholders' Equity (Deficit)               (653,005)       (528,438)
                                                 --------------   --------------
TOTAL LIABILITIES & EQUITY                               94,800         215,085
                                                 ==============   ==============



   The accompanying notes are an integral part of these financial statements.

                       NEXXNOW, INC. (f/k/a CENTALE, INC.)
                            STATEMENTS OF OPERATIONS
                     THE YEARS ENDED MARCH 31, 2008 AND 2007


                                                    March 31,       March 31,
                                                      2008            2007
                                                 -------------------------------
                                                   (restated)

ORDINARY INCOME / (EXPENSE)
  REVENUES                                               40,416         697,216

  DIRECT COSTS:
    Commissions                                               0          21,585
    Subcontracted Labor                                  16,750           4,600
    Technology services                                  22,051         126,562
                                                 --------------   --------------

  Total Direct Costs                                     38,801         152,747
                                                 --------------   --------------

  GROSS MARGIN                                            1,615         544,469

  EXPENSES
    Advertising                                           3,817         208,018
    Agency Termination Fee                                    0         842,250
    Amortization                                         56,676          80,121
    Bad Debt                                             33,508         286,651
    Consulting Services                                 930,591       1,870,550
    Depreciation                                              0          16,234
    Impairment of Goodwill                                    0         525,000
    Impairment of Intangible Assets                           0          81,458
    Insurance Expense                                    20,798          42,537
    Interest Expense                                     12,663         127,165
    Loan Fees                                           180,000         703,750
    Loss on Disposal of Assets                                0          67,685
    Miscellaneous                                        24,947          17,767
    Office Expense                                       18,108          94,862
    Officers' Compensation                              256,000         263,265
    Professional Services                                73,955         249,964
    Rent                                                 14,634         141,099
    Salaries & Wages                                     84,092         467,649
    Travel Expense                                        8,696          35,455
                                                 --------------   --------------
  Total Expense                                       1,718,485       6,121,480
                                                 --------------   --------------
  Loss from Operations                               (1,716,870)     (5,577,011)
  Other Income / (Expense)
  Other Income / (Expense)                              105,839          41,396
                                                 --------------   --------------
NET LOSS FOR THE PERIOD                              (1,611,031)     (5,535,615)
                                                 ==============   ==============

LOSS PER SHARE:
  Basic                                                   (1.09)          (7.53)
                                                 --------------   --------------

  Fully Diluted                                           (1.09)          (7.53)
                                                 --------------   --------------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
     Basic                                            1,472,470         735,200

     Fully Diluted                                    1,472,470         735,200


   The accompanying notes are an integral part of these financial statements.

               NEXXNOW, INC. (f/k/a CENTALE, INC.)
                     STATEMENT OF CASH FLOWS
             FOR YEARS ENDED MARCH 31, 2008 AND 2007


                                                    March 31,       March 31,
                                                      2008            2007
                                                 -------------------------------
                                                   (restated)

CHANGES IN ASSETS AND LIABILITIES
  Net Loss for the Period                            (1,611,031)     (5,535,615)

NON-CASH ADJUSTMENTS
  Depreciation and  Amortization                         56,676          96,355
  Bad Debt                                               33,508         286,651
  Agency Termination Fee                                      0         842,250
  Impairment of Goodwill                                      0         525,000
  Impairment of Intangible Assets                             0          81,458
  Loss on Disposal of Assets                                  0          67,685
  Common Stock issued in exchange for services        1,218,802       2,025,589
  Common Stock issued in exchange for loan fee          180,000         703,750
  Commons Stock issued in exchange for interest
    expense                                                   0          51,506
  Gain on Sale of Investments                           (35,575)              0
  Note Payable in exchange for services                       0         771,600

Cash Flows from Operating Activities
  Accounts Receivable                                   (33,508)       (335,763)
  Employee Advance                                            0           1,500
  Security Deposit                                            0          16,405
  Accounts Payable, Accrued Expenses and
    Payroll Tax Liabilities                            (346,744)        257,135
                                                 --------------   --------------
Net cash provided by Operating Activities              (537,872)       (144,494)

Cash Flows from Investing Activities
  Purchases of Computer software                              0          (3,479)
  Sale of Investment in Circle Group
    Ecology                                              99,075               0
  Purchases of Furniture, Fixtures, Equipment                 0         (38,562)
                                                 --------------   --------------
Net Cash Used in Investing Activities                    99,075         (42,041)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Loans to Stockholders                   279,249               0
  Proceeds from Loan Payable                            159,439          36,716
  Proceeds from Issuance of Common Stock                      0         120,709
                                                 --------------   --------------
Net cash provided by Financing Activities               438,688         157,425
                                                 --------------   --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (109)        (29,110)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD              275          29,385
                                                 --------------   --------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                   166             275
                                                 ==============   ==============

SUPPLEMENTAL DISCLOSURES
           Interest Paid                                      0               0
                                                 ==============   ==============

           Income Taxes Paid                                100              100
                                                 ==============   ==============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    Common Stock issued for Intangible Assets                 0       1,367,250
                                                 ==============   ==============

    Common Stock Returned for Release of
      Intangible Assets                                       0        (550,000)
                                                 ==============   ==============

    Common Stock issued in Satisfaction of
      Notes Payable                                      87,662       1,420,581
                                                 ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                      NEXXNOW, INC. (f/k/a CENTALE, INC.)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             MARCH 31, 2008 AND 2007


                           COMMON STOCK    ADDITIONAL                STOCKHOLDER
                        NUMBER OF           PAID IN    ACCUMULATED     EQUITY
                         SHARES     VALUE   CAPITAL      DEFICIT      (DEFICIT)


BALANCE - MARCH 31,
   2006                  149,928    1,499   2,989,323   (3,123,030)    (132,208)

Common Stock Issued
  for Cash                 8,503       85     120,624                   120,709
Common Stock Issued
  for Intangible
  Assets                  17,857      179     524,821                   525,000
Common Stock Issued
  for Agency
  Termination Fee        601,607    6,016     836,234                   842,250
Common Stock Returned
  for Release of
  Intangible  Asset       (3,571)     (36)   (549,964)                 (550,000)
Common Stock Issued
  in Satisfaction of
  Notes Payable          319,041    3,191   1,417,390                 1,420,581
Common Stock Issued
  in Exchange for
  Services                80,999      810   2,024,779                 2,025,589
Common Stock Issued
  in Exchange for
  Loan Fee                28,214      282     703,468                   703,750
Common Stock Issued
  in Exchange for
  Interest Expense        36,790      368      51,138                    51,506

Net Loss for the
  Period (unaudited)                                    (5,535,615)  (5,535,615)
                      ----------------------------------------------------------

BALANCE - MARCH 31,
  2007                 1,239,368   12,394   8,117,813   (8,658,645)    (528,438)

Common Stock Issued
  in Satisfaction of
  Notes Payable           35,781      358      87,304                    87,662
Common Stock Issued
  in Exchange for
  Services               218,224    2,182   1,216,620                 1,218,802
Common Stock Issued
  in Exchange for
  Loan Fee               128,571    1,285     178,715                   180,000

Net Loss for the
Period                                                  (1,611,031)  (1,611,031)
                      ----------------------------------------------------------

BALANCE - MARCH 31,
2008                   1,621,944   16,219   9,600,452  (10,269,676)    (653,005)

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

Impairment of Assets

         The Company evaluates its long-lived assets for financial impairment on a regular basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

         In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009/2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

                       NEXXNOW, INC. (f/k/a CENTALE, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2008 and 2007
                                     AUDITED


         In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations". SFAS 141(R) establishes principles and requirements for how the acquirer, recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended March 31, 2009/2010. The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

NOTE C - OTHER ASSETS

         During the fiscal year ended March 31, 2006, the Company began using Software Development and Software Technology intangible assets. The Company is amortizing the cost of such intangible assets over their estimated useful lives of 5 years, using the straight-line method.

         Estimated annual amortization expenses for the five years succeeding March 31, 2008 are as follows:

         2009            2010            2011            2012            2013
         ----            ----            ----            ----            ----
         $55,990         $25,990         $12,654          $0              $0

                       NEXXNOW, INC. (f/k/a CENTALE, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2008 and 2007
                                     AUDITED



NOTE D - NOTES PAYABLE - STOCKHOLDERS

                                                    March 31,       March 31,
                                                      2008            2007
                                                 -------------------------------

Note Payable -  Stockholder, executed
   March 28, 2006, payable upon demand,
   unsecured with monthly interest only
   payments was originally stated as
   $25,000 and was corrected to actual
   amount of $12,500.  Common stock was
   issued in lieu of payment of
   interest, 15% annum, in December 2006.
   Common stock was issued in
   satisfaction of debt                          $            -   $      12,500

Note Payable - Stockholder, executed
   March 28, 2006, payable upon demand,
   unsecured with monthly interest only
   payments was originally stated as
   $25,000 and was corrected to actual
   amount of $12,500.  Common stock
   was issued in lieu of payment of
   interest, 15% annum, in December
   2006.  Common stock was issued in
  satisfaction of debt.                          $            -   $      12,500

Note Payable - Stockholder, originally
   stated as an account payable and later
   reclassed as a unsecured, non-interest
   bearing note payable in April 2006.           $            -   $      33,479

Note Payable - Stockholder, executed
   April 13, 2006, payable upon demand.
   This note is a unsecured, 15%
   interest annum bearing note.  Common
   stock was issued in satisfaction
   of debt.                                      $            -   $      50,000

Note Payable -  Stockholder, originally
   executed on  February 1, 2006, in the
   amount of $150,000,  payable upon
   demand with monthly interest only
   payments and was a secured  loan.
   Common stock was issued in September
   2006 for the release of debt.
   Additional  amounts were borrowed
   in the current year.  The note is not
   interest bearing and unsecured.               $      150,166   $      65,100

Note Payable - Stockholder, executed
   May 29, 2007, payable upon demand.
   This note is secured and bearing
   interest of 5.2%.                             $      180,000   $           -

Note Payable - Stockholder, executed
   November 20, 2007, payable upon demand.
   This note is unsecured and not
   interest bearing.                             $       35,000   $           -
                                                 --------------   --------------

Total Amount of Note Payable - Stockholder       $      365,166   $     173,579


         The five year maturities of debt are as follows:

         2009            2010          2011           2012           2013
         -----           ----          ----           ----           ----
         $365,166        $    0        $    0         $    0         $    0

NOTE E - LOANS PAYABLE

         Loans payable consists of professional services that were converted from accounts payable to a loan payable during the year. These loans have no specific retainment terms, but have been converted to stock after March 31, 2008.

NOTE F - COMMON STOCK

         During the twelve months ended March 31, 2008, the Company raised capital through issuance of 53,560,703 shares of common stock.

         The Company issued 30,551,416 shares of its common stock for services. There were 5,009,287 shares issued in satisfaction of Notes Payable and 18,000,000 shares issued in exchange for Loan Fee.

         Centale is entered into an agreement with Big Apple Consulting and ended December 27, 2007. As compensation, Big Apple had the option to purchase 25,000,000 shares of Centale's common stock. The options were never exercised and expired on December 27, 2007.

NOTE G - GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses and an accumulated deficit totaling $10,269,676 for the period from date of inception (November 12, 1998) through March 31, 2008.

         The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its product. The Company plans to raise working capital through equity offerings and future profitable operations. The financial statements do not include any adjustments that might be necessary, should the Company be unable to continue as a going concern.

NOTE H - REVERSE STOCK SPLIT

         On March 4, 2008 the Company implemented a 1-for-35 reverse split of its common stock. All quantifications involving common stock in these statements reflect the 1-for-35 reverse split as if it happened at the beginning of the reporting period.

NOTE I - SUBSEQUENT EVENT:  REVERSE STOCK SPLIT

         On June 6, 2008 the Company implemented a 1-for-4 reverse split of its common stock. All quantifications involving common stock in these statements reflect the 1-for-4 reverse split as if it happened at the beginning of the reporting period.

NOTE J - RESTATEMENT

         These financial statements have been restated in September 2009. The effect of the restatement was to:

         o Reflect the retroactive effect of the reverse stock splits identified in Note H and Note I; and

         o Reclassify $26,450 previously classified as "Gain on Sale of Investments" on the Statement of Cash Flows as "Sale of Investment in Circle Group and Pet Ecology.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NexxNow, Inc.

                                          By:/s/ Paul Riley
                                          -----------------------------------
                                          Paul Riley, Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed below on July 14, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Paul Riley
----------------------------
Paul Riley
Chief Executive Officer,
Chief Financial Officer
Principal Accounting Officer



----------------------------
Daniel T. Robbie, Director



/s/ Sterling Shepperd
----------------------------
Sterling Shepperd, Director



/s/ Brittany Wier
----------------------------
Brittany Wier, Director

                                    * * * * *

--------------------------------------------------------------------------------