Form 10-Q
period 2009-09-30
INOLIFE TECHNOLOGIES, INC.
filed 2009-11-16
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-50863

INOLIFE TECHNOLOGIES INC.

(Name of Registrant in its Charter)

NEXXNOW INC.

(former Name of Registrant)

NEW YORK	30-0299889
(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6040-A 135 SIX FORKS ROAD, RALEIGH, NC 27609

 (Address of Principal Executive Offices)

Issuer's Telephone Number: 919-604-4887

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Small reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: November 12, 2009 Common Voting Stock: 63,419,448 shares.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.                Financial Statements

INOLIFE TECHNOLOGIES INC. (FORMERLY NEXXNOW, INC.) AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS

	09/30/09	03/31/09
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$23	$15,119
TOTAL ASSETS	$23	$15,119
LIABILITIES & STOCKERHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$71,358	$91,599
Accrued Expenses	-	1,250
Loans Payable	25,000	70,758
L/P -Stockholders	141,501	99,301
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	252,070	277,119
Total Liabilities	252,070	277,119
Stockholders' Equity (Deficit)
Common Stock: $.01 Par, 250,000,000 Authorized
49,419,448 and 49,419,448 Shares Issued
and Outstanding as of September 30, 2009 and
March 31, 2009 Respectively	494,194	494,194
Additional Paid In Capital	10,887,007	10,887,007
Accumulated Deficit	(11,633,248)	(11,643,201)
Total Stockholders' Equity (Deficit)	(252,047)	(262,000)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$23	$15,119

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
REVENUES	$-	$-

EXPENSES
Advertising	-	506
Amortization	-	13,998
Consulting Services	2,000	157,536
Insurance Expense	-	400
Interest Expense	-	3,540
Loan Fees	-	25,500
Miscellaneous	-	5,773
Office Expense	-	5,781
Professional Services	12,500	62,675
Rent	-	2,400
Travel Expense	-	2,205
Total Expense	14,500	280,314
Loss from Operations	(14,500)	(280,314)
Other Income / (Expense)
Other Income / (Expense)	-	30,000
NET INCOME (LOSS)	$(14,500)	$(250,314)

PROFIT PER SHARE:
Basic	$(0.0003)	$(0.02)

Fully Diluted	$(0.0003)	$(0.02)

WEIGHTED ADVERAGE COMMON SHARES OUTSTANDING:
Basic	49,419,448	13,522,325

Fully Diluted	49,419,448	13,522,325

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED SEPTEMBER 30, 2009 and 2008

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
REVENUES	$-	$-

EXPENSES
Advertising	3,152	5,005
Amortization	-	27,996
Consulting Services	8,950	371,160
Insurance Expense	2,195	1,075
Interest Expense	2,700	20,834
Loan Fees	-	140,500
Miscellaneous	-	5,773
Office Expense	204	12,898
Professional Services	18,109	77,924
Rent	-	14,400
Travel Expense	1,747	19,638
Total Expense	37,057	697,203
Loss from Operations	(37,057)	(697,203)
Other Income / (Expense)
Other Income / (Expense)	47,010	30,000
NET INCOME (LOSS)	$9,953	$(667,203)

PROFIT PER SHARE:
Basic	$0.0002	$(0.06)

Fully Diluted	$0.0002	$(0.06)

WEIGHTED ADVERAGE COMMON SHARES OUTSTANDING:
Basic	49,419,448	10,623,545

Fully Diluted	49,419,448	10,623,545

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2009 and 2008

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
CHANGES IN ASSETS AND LIABILITIES
Net Income (Loss)	$9,953	$(667,203)

NON-CASH ADJUSTMENTS
Amortization	-	27,996
Common Stock issued in exchange for services	-	335,300
Common Stock issued in exchange for loan fee	-	115,500
Debt Forgiveness	(45,758)	(30,000)

Cash Flows from Operating Activities
Accounts Payable	$(20,241)	38,451
Accrued Expenses	(1,250)	103,919
Net cash provided by Operating Activities	(57,296)	(76,037)

Cash Flows from Financing Activities
Proceeds of Loans to Stockholders	42,200	172,625
Repayment of Loan Payable	-	(121,779)
Proceeds from Issuance of Common Stock	-	25,000
Net cash provided by Financing Activities	42,200	75,846

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,096)	(191)
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	15,119	166
CASH AND CASH EQUIVALENTS - END OF PERIOD	$23	$(25)

Income Taxes and Interest Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Common Stock issued in Satisfaction of Notes Payable	$-	$508,495

Common Stock Issued In Exchange for Investment in Sub	$-	$430,100

The accompanying notes are an integral part of these financial statements.

NOTE A - THE COMPANY

History

InoLife Technology, Inc. formerly NexxNow, Inc., (“The Company”) was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care Properties, Ltd.  In July 2004, the Company changed its name to Centale, Inc.  The Company was engaged in the business of leasing real estate to health care facilities.  During 1999, the Company ceased its operations and commenced actions to voluntarily seek protection from creditors under the bankruptcy code.  During 2003, the Company distributed its assets to the creditors in satisfaction of its outstanding liabilities.  The bankruptcy was subsequently dismissed.  The Company remained dormant until 2004, when one of the Company's shareholders purchased a controlling interest.  In February 2004, the Company began its development stage as an internet based marketing company. The development stage ended during the fiscal year ended March 31, 2006.  The Company, as of December 2007 discontinued its internet marketing due to difficulties with service providers and subsequent cancellations by customers.

In 2008, the Company changed its name to NexxNow, Inc.

In August 2009, Gary Berthold purchased 35,013,540 shares of InoLife Technologies, Inc. (Formerly NexxNow) common stock from Kenneth Keller, representing a majority of the outstanding shares.  In connection with the purchase, all of the directors and officers of the Company resigned from their positions, after first appointing Mr. Berthold to serve as sole director and sole officer.  Mr. Berthold then re-appointed Sterling Shepperd to serve as Chief Financial Officer.

Effective September 17, 2009, the Board of Directors of the Company authorized the execution of a share exchange agreement (the “Share Exchange Agreement”) with Inovet, Ltd., a Delaware corporation (“InoVet”) and the shareholders of InoVet (the “InoVet Shareholders”). In accordance with the terms and provisions of the Share Exchange Agreement, the Company agreed to: (i) acquire all of the issued and outstanding shares of common stock of InoVet from the InoVet Shareholders; and (ii) issue an aggregate of 10,000,000 shares of its restricted common stock to the InoVet Shareholders.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The consolidated financial statements of InoLife Technologies, Inc. (Formerly NexxNow, Inc.) (The "Company" included herein) have been prepared by the Company pursuant to the rules and regulations of the Security Exchange Commission (the "SEC").  The consolidated financial statements include the accounts of InoVet, Ltd.  The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

The accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the six months ended September 30, 2009.  Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital and stock awards.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 109), “Accounting For Income Taxes” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.  The Company had no material deferred tax assets or liabilities for the period presented.  Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future benefits to be derived from net operating losses and tax credit carry forwards.  The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets.

Earnings Per Share

Earnings (loss) per common share is computed in accordance with FASB ASC 260 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 128) "Earnings by Share" by dividing income available to common stockholders by weighted average number of common shares outstanding for each period.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results can differ from those estimates.

Revenue Recognition

The Company currently has no revenue.

NOTE C - GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses and an accumulated deficit totaling $11,633,248 for the period from date of inception (November 12, 1998) through September 30, 2009.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The Company plans to raise working capital through equity offerings and future profitable operations.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE D – SUBSEQUENT EVENTS

Effective September 17, 2009 InoLife Technologies, Inc. (Formerly NexxNow) authorized the execution of a tax free exchange of assets for stock agreement (the “Asset Agreement”) with My Complete Care.  In accordance with the terms and provisions of the Asset Agreement the Company shall acquire all of My Complete Care’s right, title and interest in and to certain assets free and clear of all liens. The Company shall pay a purchase price consisting of the issuance of 2,000,000 shares of its restricted common stock to My Complete Care shareholders. However, this transaction was never consummated because the decision to terminate the contract with My Complete Care was due to non performance by New York Consulting Group, LLC, per the agreement executed September 9, 2009 and as such was reported in the 8-k filed on September 17, 2009. Therefore, the accounts of My Complete Care are not consolidated into this financial statement.

Subsequent events were evaluated through November 13, 2009, the date these financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of InoLife Technologies, Inc. (Formerly NexxNow, Inc.)  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

Due to our lack of funds, our operations are very limited.  As a result, we realized no revenue during the six months ended September 30, 2009.  Likewise we realized no revenue during the six months ended September 30, 2008.

Our largest expense in the six months ended September 30, 2009 was professional services, which totaled $18,109 in the recent period and $77,924 in the six months ended September 30, 2008.  Our business activities during the six months ended September 30, 2009 resulted in $37,057 in expenses. We realized a net income of $9,953 for the six months ended September 30, 2009, compared to a net loss of $667,203 for the six months ended September 30, 2008.

Liquidity and Capital Resources

Since we initiated our current business in 2004, our operations have been funded primarily by the private sale of equity and debt to investors.  During the six months ended September 30, 2009, our operations were funded by loans from shareholders in the amount of $42,200.  Through September 30, 2009, however, we had used virtually all of those funds for our operations.

When the quarter ended on September 30, 2009, our balance sheet showed a working capital deficit of $252,047, primarily consisting of loans payable to stockholders and accounts payable.  We currently have very little cash on hand and no other liquid assets.  Therefore, in order to carry on our business, we must obtain additional capital.

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

Plan of Operation

The plan of operation of InoLife Technologies, Inc. (the “Company”) for the next twelve months is centered around two main goals.

First, based upon the Company’s recent acquisition of InoVet, Ltd.(“InoVet”), the Company intends to develop business opportunities based upon the body of research already accomplished by InoVet in the area of developing and introducing new treatments and support services that help prevent and treat cancer in companion animals. As such, a prime goal of the Company is to be active in the further development of Bone Marrow Transplantation and other cancer treatment procedures to benefit companion animals (dogs and cats) that are diagnosed with lymphoma, other types of cancers, and other diseases that are currently incurable. As part of its plan, the Company will seek to identify and establish formal working relationships and partnerships with some of the top Veterinary Oncologists and Veterinary Cancer Researchers in the United States.

Second, the Company currently intends to identify, develop and market multi-faceted, human diagnostic product lines marketed towards both potential professional medical and retail customers.  The Company currently anticipates that at least some of these product lines will revolve around genetic DNA testing.

The Company currently has limited financial resources available. The Company's continued existence is strongly dependent upon its ability to raise capital and to successfully develop, market and sell its products.  The Company plans to raise working capital through equity and/or debt offerings and future profitable operations.  However, the Company does not presently have any assurances that such additional capital is, or will be available.  There is a limited financial history of operations from which to evaluate our future prospects, including our ability to develop a wide base of customers for our products and services. We may encounter unanticipated problems, expenses and delays in marketing our products and services and securing additional customers. If we are not successful in developing a broad enough market for our products and services, our ability to generate sufficient revenue to sustain our operations would be adversely affected.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Gary Berthold, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of InoLife Technologies, Inc.’s (Formerly NexxNow) disclosure controls and procedures as of September 30, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by InoLife Technologies, Inc. (Formerly NexxNow) in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information InoLife Technologies, Inc. (Formerly NexxNow) is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  In the course of that review, Mr. Berthold identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

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

Based on his evaluation, Mr. Berthold concluded that InoLife Technologies, Inc.’s (Formerly NexxNow) system of disclosure controls and procedures was not effective as of September 30, 2009 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during InoLife Technologies, Inc.’s (Formerly NexxNow) first fiscal quarter that has materially affected or is reasonably likely to materially affect InoLife Technologies, Inc.’s (Formerly NexxNow) internal control over financial reporting.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

 PART II   -   OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6. Exhibits

31.1 Rule 13a-14(a) Certification – CEO
31.2 Rule 13a-14(a) Certification – CFO
32 Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

Date: November 17, 2009	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer