Form 10-K/A
period 2008-03-31
INOLIFE TECHNOLOGIES, INC.
filed 2009-12-09
CIK 1297965

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-K/A
                                (Amendment No. 2)

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

                                                 NexxNow, Inc.

                                       By:/s/ Gary Berthold
                                       -----------------------------------
                                       Gary Berthold, Chief Executive Officer

         In accordance with the Exchange Act, this Report has been signed below on July 14, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


                                       /s/ Gary Berthold
                                       ----------------------------
                                       Gary Berthold, CEO, Director



                                       /s/ Jan Kaplan
                                       ----------------------------
                                       Jan Kaplan, Chief Financial Officer,
                                       Principal Accounting Officer




                                       /s/ Sharon Berthold
                                       ----------------------------
                                       Sharon Berthold, Director


                                    * * * * *

--------------------------------------------------------------------------------