Form 10-Q
period 2009-12-31
INOLIFE TECHNOLOGIES, INC.
filed 2010-02-16
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-50863

INOLIFE TECHNOLOGIES INC.

(Name of Registrant in its Charter)

NEW YORK	30-0592474

(State or Other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6040-A 135 SIX FORKS ROAD, RALEIGH, NC 27609

(Address of Principal Executive Offices)

Issuer's Telephone Number: 919-727-9186

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

Yes ☐ No ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: February 2, 2010 Common Voting Stock: 102,412,041 shares.

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements
INOLIFE TECHNOLOGIES, INC.
BALANCE SHEETS

12/31/09
(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$28,083
TOTAL ASSETS	$28,083
LIABILITIES & STOCKERHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	71,358
Accrued Expenses	-
Bridge Loan Payable	55,000
Loans Payable-Management	49,194
Loans Payable-Shareholder	102,250
Payroll Tax Liabilities	14,211
Total Current Liabilities	292,013
Total Liabilities	292,013

Stockholders' Equity (Deficit)

Common Stock: $.01 Par, 250,000,000 Authorized 102,412,041 Shares Issued and Outstanding as of December 31, 2009 and	1,024,120
Shares held in Escrow	(250,000)
Additional Paid In Capital	-
Accumulated Deficit	(1,038,050)
Total Stockholders' Equity (Deficit)	(263,930)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$28,083

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
THREE MONTHS ENDED DECEMBER 31, 2009 AND FROM DATE OF INCEPTION

	Three months Ended December 31, 2009	From Inception (6/17/09) to December 31, 2009
	(Unaudited)	(Unaudited)
REVENUES	$-	-

EXPENSES
Advertising	11,300	11,300
Consulting Services	240,000	257,600
Office Expense	539	539
Professional Services	10,820	12,820
Rent	6,138	6,138
Travel Expense	564	564
Total Expense	269,361	288,961
Loss from Operations	(269,361)	(288,961)
Other Income / (Expense)
Gain on Loan forgiveness	10,501	10,501
Recapitalization Expenses		(759,590)
NET INCOME (LOSS)	$(258,860)	$(1,038,050)

PROFIT PER SHARE:
Basic	$(0.0033)

Fully Diluted	$(0.0033)

WEIGHTED ADVERAGE COMMON
SHARES OUTSTANDING:
Basic	79,251,547

Fully Diluted	79,251,547

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
STATEMENTS OF CASH FLOWS
( A DEVELOPMENT STAGE COMPANY)
PERIOD ENDED DECEMBER 31, 2009 AND FROM DATE OF INCEPTION

	December 31, 2009	From Inception (6/17/09) to December 31, 2009
	(Unaudited)	(Unaudited)
CHANGES IN ASSETS AND LIABILITIES
Net Income (Loss)	$(1,038,050)	$(1,038,050)

NON-CASH ADJUSTMENTS
Common Stock issued in exchange for services	240,000	240,000
Gain on Debt Forgiveness	(10,501)	(10,501)
Loss on Recapitalization	759,590	759,590
Cash Flows from Operating Activities
Accounts Payable	(20,241)	(20,241)
Accrued Expenses	(1,250)	(1,250)
Payroll Tax Liabilities	-	-
Net cash provided by Operating Activities	(70,452)	(70,452)

Cash Flows from Financing Activities
Proceeds of Loans from shareholders	98,535	98,535
Net cash provided by Financing Activities	98,535	98,535

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,083	28,083
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$28,083	$28,083

Income Taxes and Interest Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in Satisfaction of Notes Payable	$7,000	$7,000

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

History

InoLife Technologies, Inc. formerly NexxNow, Inc., (“The Company”) was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care Properties, Ltd.  In July 2004, the Company changed its name to Centale, Inc.  The Company was engaged in the business of leasing real estate to health care facilities.  During 1999, the Company ceased its operations and commenced actions to voluntarily seek protection from creditors under the bankruptcy code.  During 2003, the Company distributed its assets to the creditors in satisfaction of its outstanding liabilities.  The bankruptcy was subsequently dismissed.  The Company remained dormant until 2004, when one of the Company's shareholders purchased a controlling interest.  In February 2004, the Company began its development stage as an internet based marketing company. The development stage ended during the fiscal year ended March 31, 2006.  The Company, as of December 2007 discontinued its internet marketing due to difficulties with service providers and subsequent cancellations by customers.

In 2008, the Company changed its name to NexxNow, Inc.

The Company consummated a business combination with InoVet, Ltd.(“InoVet”),   which has been accounted for as a recapitalization of the InoVet. The business combination resulted in the issuance of 59,419,448 shares of common stock which has been retroactively presented in the statement of stockholders’ equity.

Effective July 29, 2009, the majority shareholder of NexxNow, Inc. entered into an agreement for the purchase of common stock with Gary Berthold, the current President/Chief Executive Office of the Company.  In accordance with the agreement, the majority shareholder sold an aggregate of 35,013,540 shares of restricted common stock of the Company representing an equity interest of approximately 70.8%.

Effective as of September 1, 2009, the Board of Directors of the Company changed the name from Nexxnow, Inc. to InoLife Technologies Inc.

Effective September 17, 2009 the Board of Directors of the Company authorized the execution of a share exchange agreement with Inovet, Ltd., and the shareholders of Inovet, Ltd.  In accordance with the agreement the Company agreed to: (i) acquire all of the issued and outstanding shares of common stock of Inovet from the Inovet Shareholders; and (ii) issue an aggregate of 10,000,000 shares of its restricted common stock to the Inovet Shareholders

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting

The financial statements of InoLife Technologies, Inc. (Formerly NexxNow, Inc.) (The "Company" included herein) have been prepared by the Company pursuant to the rules and regulations of the Security Exchange Commission (the "SEC").  The financial statements reflect the transactions of InoVet, Ltd, the accounting acquirer.  The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

The accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the period ended December 31, 2009.  Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital and stock awards.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740 (Prior Authoritative Literature: Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 109), “Accounting For Income Taxes” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.  The Company had no material deferred tax assets or liabilities for the period presented.  Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future benefits to be derived from net operating losses and tax credit carry forwards.  The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets.  There are no open tax periods.

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

Revenue Recognition

The Company currently has no revenue.

NOTE C - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has reported net losses for the period from date of inception (June 17, 2009) through December 31, 2009.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products.  The Company plans to raise working capital through equity offerings and future profitable operations.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE D – SUBSEQUENT EVENTS

Subsequent events were evaluated through February 16, 2010, the date these financial statements were issued.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Results of Operations

Due to our lack of funds, our operations are very limited.  As a result, we realized no revenue during the three months ended December 31, 2009.

Our largest expense was consulting services, which totaled $ 240,000 in the recent period and $ 257,600 during the period from inception to December 31, 2009. We realized a net loss of $ 258,860 for the three months ended December 31, 2009.  During the period from inception to December 31, 2009, we realized an accumulated deficit of $1,038,050, primarily due to the $759,590 loss from recapitalization.

Liquidity and Capital Resources

Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors.  During the three months ended December 31, 2009, our operations were funded by financing and loans from shareholders in the amount of $ 98,535.  Through December 31, 2009, however, we had used virtually all of those funds for our operations.

We currently have very little cash on hand and no other liquid assets.  Therefore, in order to carry on our business, we must obtain additional capital.
We continue to actively seek investment capital.  At the present time, however, we have had limited commitments from funders to provide us any additional funds.

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

Plan of Operation

The plan of operation of InoLife Technologies, Inc. (the “Company”) for the next twelve months is centered around two main goals. First, based upon the Company’s recent acquisition of InoVet, Ltd.(“InoVet”), the Company intends to focus upon developing and implementing business opportunities based upon the body of research already accomplished by InoVet in the area of developing and introducing new treatments and support services that help prevent and treat cancer in companion animals. As such, a prime goal of the Company is to be active in the further development of Bone Marrow Transplantation and other cancer treatment procedures to benefit companion animals (dogs and cats) that are diagnosed with lymphoma, other types of cancers, and other diseases that are currently incurable. As part of its plan, the Company will seek to identify and establish formal working relationships and partnerships with some of the top Veterinary Oncologists and Veterinary Cancer Researchers in the United States.  Second, the Company currently intends to identify, develop and market multi-faceted, human diagnostic product lines marketed towards both potential professional medical and retail customers.  Based upon the Company’s recent execution of a Strategic Alliance Agreement with InoHealth, Inc., the Company currently anticipates that at least some of these product lines will revolve around genetic DNA testing.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Gary Berthold, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of InoLife Technologies, Inc.’s (Formerly NexxNow) disclosure controls and procedures as of December 31, 2009.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by InoLife Technologies, Inc. (Formerly NexxNow) in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information InoLife Technologies, Inc. (Formerly NexxNow) is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  In the course of that review, Mr. Berthold identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

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

Based on his evaluation, Mr. Berthold concluded that InoLife Technologies, Inc.’s (Formerly NexxNow) system of disclosure controls and procedures was not effective as of December 31, 2009 for the purposes described in this paragraph.

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

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 20, 2009 the Company sold $55,000 of its 12% Convertible Debentures to an accredited investor. The Investor can convert the principal and accrued but unpaid interest of the debenture into shares of the Company’s common stock. The Conversion Price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the Investor.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

During the quarter the Company canceled its agreements with New York Consulting Group and requested the return of 14 million shares issued to New York Consulting Group and its designees. 7 million shares have been returned to the Company. However, subsequently, after the end of the quarter, the Company discovered that New York Consulting Group had filed a claim in arbitration with the American Arbitration Association. New York Consulting Group has not provided the Company with a copy its arbitration claim. The Company intends to vigorously defend any claim but cannot predict the outcome of any proceeding.

Item 6. Exhibits

31.1 Rule 13a-14(a) Certification – CEO
31.2 Rule 13a-14(a) Certification – CFO
32 Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

Date: February 16, 2010	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer