Form 10-K
period 2010-03-31
INOLIFE TECHNOLOGIES, INC.
filed 2010-07-14
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended March 31, 2010.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

Commission File No. 0-50863

INOLIFE TECHNOLOGIES, INC.
 (Exact Name of Registrant as Specified in its Charter)

NEW YORK	30-0299889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6040-A 135 SIX FORKS ROAD, RALEIGH, NC 27609
 (Address of principal executive offices)

Issuer's Telephone Number, including Area Code: (919) 896-4872

Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

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

The aggregate market value of the Registrant's common stock, $.01 par value, held by non-affiliates as of July 13, 2010 was $1,136,563.

As of July 13, 2010 the number of shares outstanding of the Registrant's common stock was 102,412,041 shares, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None

INOLIFE TECHNOLOGIES, INC.

FORM 10-K

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

PART 1

ITEM 1. BUSINESS

We operate two lines of businesses both in the medical field. Our first line of business is the development of veterinary oncological treatments (cancer in animals). Our second line of business is to provide DNA testing for paternity tests and to screen for certain genetic diseases. We license the DNA test kits.

History

InoLife Technologies, Inc. was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care Properties, Ltd.  In July 2004, the Company changed its name to Centale, Inc.  The Company was engaged in the business of leasing real estate to health care facilities.  During 1999, the Company ceased its operations and commenced actions to voluntarily seek protection from creditors under the bankruptcy code.  During 2003, the Company distributed its assets to the creditors in satisfaction of its outstanding liabilities.  The bankruptcy was subsequently dismissed.  The Company remained dormant until 2004, when one of the Company's shareholders purchased a controlling interest.  In February 2004, the Company began its development stage as an internet based marketing company. The development stage ended during the fiscal year ended March 31, 2006.  The Company, as of December 2007 discontinued its internet marketing due to difficulties with service providers and subsequent cancellations by customers.
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

General

We are a service-based healthcare products development, integration and marketing company, primarily focused upon products, services and solutions that will enable state-of-the-art healthcare for today and the future, for a diverse base of customers and end-users. We work to identify, develop, integrate and bring to market innovative healthcare-based products and services that provide timely and practical solutions for both humans and companion animals.  The primary products and services that we are currently addressing focus upon those specific products and services that provide key solutions through the innovative use of specific DNA testing and Genetic analysis systems.

The principal users of our products and services that we target include Healthcare Providers including Physicians, Veterinarians, hospitals, and outpatient facilities, in addition to individuals with a direct need for the solutions we provide. We will be marketing and distributing our products to a wide variety of end-users through both direct sales over the internet and through healthcare providers, as well as through distributors and retail sites including pharmacies and department stores.
Inolife Technologies, Inc. is currently organized to address two specific, but different, markets:

o	The Companion Animal (Dogs & Cats) Healthcare Market
o	The Human Healthcare Market

Companion Animal Healthcare
Having a beloved pet diagnosed with cancer can be frightening. But there is hope. As with humans, cancer in animals is not one disease for which there is a single treatment, and new treatments are continuously being developed. Specific treatment will depend on the type of cancer the animal has. Some patients may be treated with surgery, chemotherapy, radiation or a combination of these therapies. Diagnostic tests may be important to help determine what treatment options are best for the animal and determine prognosis.  Inovet, Inc., a wholly-owned subsidiary of Inolife Technologies, Inc., was established to strive to identify, facilitate and promote comprehensive state-of-the-art options for cancer therapy in companion animals so that the best treatment decisions may be made for such pets. For those cancers where cure is not possible, treatment can enhance a patient’s quality of life and improve chances for longer survival.

In the United States alone, it is estimated that companion animal caregivers spend many billions of dollars annually on overall companion animal care. It is also estimated that billions of dollars are spent annually on veterinary care. In the veterinary oncology care field it is estimated that the annual dollars spent specifically on cancer care is in excess of $200 million —and growing at an amazing rate. This level of therapeutic care is provided primarily by using established human cancer therapeutic products and adapting them for animal use.

InoVet, Inc.was established to provide Veterinary Healthcare products and services. The current primary mission of InoVet, Inc. is to introduce and further develop Bone Marrow Transplantation and other cancer treatment procedures to benefit companion animals (dogs and cats) that are diagnosed with lymphoma, other types of cancers, and other diseases that are currently incurable. With this in mind, InoVet, Inc. has been actively establishing discussions and working relationships and partnerships with some of the top Veterinary Oncologists and Veterinary Cancer Researchers in the U.S. to assist us to bring revolutionary new treatment procedures to the companion animal healthcare market.

InoVet intends to establish treatment facilities for the treatment and further development of Veterinary Oncology Canine Cancer Treatment Centers and research in Connecticut, Florida and Texas.

These centers will be dedicated primarily to provide Canine Bone Marrow Transplants and in the future, to incorporate other cancer treatment modalities. The facility’s primary patients will be canines that are afflicted with lymphoma and are currently in remission.  Lymphoma is one of the primary cancers in canines A common life expectancy in many cases is six to 12 months. These are the target patients of InoVet to treat with a Bone Marrow Transplant. Through this treatment, we hope to improve the prognosis for a quality life expectancy of a significant number of Lymphoma stricken canines from what we currently are seeing.

InoVet also intends to establish a “DLA Typing Registry” that will contain a registry of potential Canine Bone Marrow Donors as well as their family lineage that can be directly utilized for DNA matching purposes of recipient canines receiving Bone Marrow Transplants. This registry will not only benefit the patients of InoVet but will position the company to provide this information on a contract basis to other Veterinary Facilities that are contemplating Bone Marrow Transplant services to their patients along with industry research and development of new treatment opportunities.

There is another secondary market (academic universities & private research companies) that we will make the DLA Registry available to on a contract basis.

Human Healthcare

Human DNA testing represents a revolution postponed, perhaps, but one that is now clearly under way. After years of glowing predictions that didn’t immediately translate into change in clinical diagnostics, DNA testing has emerged fully from research into clinical practice, and is now one of the fastest growing segments of the diagnostics market.
Molecular tests are now used to diagnose disease and disease susceptibility, in prenatal genetic assessments, in tissue typing for organ transplantation, and to screen for inherited diseases.  Instrumentation now automates many of the sample-preparation and assay steps that were formerly labor-intensive. New tests are being launched all the time and many more are in development. The result is that molecular testing is now used in many areas of healthcare including: cardiology, oncology, infectious diseases, and inherited diseases and disorders.
The primary initial DNA testing and analysis products for humans that we are working to bring to market as of the date of this S-1 Filing are the following:

▪	IHP DNA Predisposition Test and Analysis - Our DNA predisposition testing service that will reveal an individual’s genetic predisposition for 25 diseases and conditions.
▪
IHP Ancestral Origins Test - With our DNA ancestry test, an individual’s DNA profile is established and then compared against hundreds of global populations and fourteen anthropological regions whose collective genetic information is known and scientifically validated.

▪
IHP Paternity Test - Our DNA paternity testing system is a premium 16-marker DNA test that utilizes the most powerful standard DNA testing  parameters in the industry and making it quick, simple and definitive as possible.

▪	IHP Parental Drug Testing Kit – A drug testing kit that is simple to perform, together with reporting that is clearly presented.

We secure our product lines through independent development, licensing, joint ventures and teaming relationships. Pursuant to a Strategic Alliance and Marketing Agreement that we entered into with Inohealth, Inc.

The U.S. DNA-Based Diagnostic and Test Market

DNA-based testing is moving into a new phase. Transformational technologies are allowing complex genetic (specific gene) and genomic (large numbers of genes) tests to move from research-only labs into medical and clinical labs that perform tests for individual patients to identify genes associated with specific medical conditions. Progress in this young industry is currently proceeding at a furious pace. New discoveries about the genetic basis of disease are being made virtually every day. And even though DNA-based tests currently have a relatively small impact on how medicine is practiced today, each new and encouraging development is a step closer to a day when healthcare can be tailored or personalized to an individual’s genetic makeup. We believe that genetic testing and analysis will ultimately transform the entire spectrum of medical disease management, from assuring the early detection of disease, to defining the prognosis of disease evolution and predicting a patient’s response to specific therapies.

We intend to become one of the premier U.S. marketers of state-of-the-art DNA-based test products that are available in the U.S. This includes such DNA-based tests that screen for disease, confirm a diagnosis in someone with disease symptoms, or even, before any evidence of symptoms, determine if you carry a gene that predisposes you to disease even before it causes symptoms.

We have begun to place particular emphasis on identifying and bringing to market the category of genetic tests that predict risk of disease and predict the best treatment regimens for diagnosed disease. This category, known as Pharmacogenomics, involves the identification and determination of how an individual's genetic inheritance affects the body's response to drugs. The term comes from the words pharmacology and genomics and is thus the intersection of pharmaceuticals and genetics.   Pharmacogenomics holds the promise that drugs might one day be tailor-made for individuals and adapted to each person's own genetic makeup. Environment, diet, age, lifestyle, and state of health all can influence a person's response to medicines, but understanding an individual's genetic makeup is thought to be the key to creating personalized drugs with greater efficacy and safety.

The Current US Human DNA Testing Market and Growth Potential

According to “Kalorama Information”, a leading publisher of market research in medical markets, including the biotechnology, diagnostics, healthcare, and pharmaceutical industries, the 2007 worldwide market for molecular assays was estimated at $3.7 billion.  It further estimated that the market will grow 11% annually and should reach $6.2 billion in 2012. This segment includes routine areas such as blood screening and also newer areas of testing such as pharmacogenomics and inherited disease testing, which Kalorama also estimated will experience far greater growth rates—35% and 25%, respectively, during this period.

The contribution that these tests can make to patient outcome, however, could face several potential obstacles to DNA-based tests becoming standard medical practice and the evolution of Personalized Medicine. Such potential obstacles include reimbursement and regulation issues, matters of genetic privacy and ethics, potential lack of standardization across test platforms, and the ability of current healthcare providers to fully interpret test data.

DESCRIPTION OF PROPERTY

We currently rent approximately 350 square feet of office space in an executive office suite which also provides phone and administrative services. Our rent is $1,200 per month our lease expireD on May 31, 2010 and is being renewed.

EMPLOYEES

We currently have 3 employees.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before buying our common stock. If any of the risks described below actually occurs, that event could cause the market value of our common stock to decline, and you could lose all or part of your investment.
Risks Related to Our Business

Our Independent Auditors have expressed substantial doubt about our ability to continue as a going concern.

As we don’t have enough cash on hand to pay our expenses for the next 12 months of operations, our independent auditors have included a “going concern” qualification in their audit report. The Company will have to continue to raise funds to continue to operate.

We require additional financing and our inability to raise additional capital on acceptable terms in the future may have a material adverse effect on our business and financial condition.

We do not have sufficient operating capital to fund our operations for the next 12 months and must raise that capital through loans and/or sales of our common stock. There is no guarantee that we will be able to do so. Failure to do so could cause us to have to cut operations and delay development and introduction of our products.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers and other key personnel.  Our future success will depend to a large extent on retaining our employees and our ability to attract, train, retain and motivate sufficient qualified employees to fill vacancies created by attrition or expansion of our operations.  The loss of the services of any of our executive officers or key personnel could have a material adverse effect on our business, revenues, and results of operations or financial condition.

Competition for talented personnel is intense, and we may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.   In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate.  Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and/or results of operations.

We are subject to significant domestic and international regulations and may not be able to obtain necessary regulatory clearances to sell our products.

The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulation.  Our failure to comply with regulatory requirements would jeopardize our ability to market our products.  Noncompliance with applicable requirements can result in failure of the regulatory agency to grant pre-market clearance or approval for devices, withdrawal or suspension of approval, total or partial suspension of production, fines, injunctions, civil penalties, refunds, recall or seizure of products and criminal prosecution. Medical devices are regulated in the United States primarily by the FDA and, to a lesser extent, by state agencies.  Sales of medical device products outside the United States are subject to foreign regulatory requirements that vary from country to country.  Generally, medical devices require pre-market clearance or pre-market approval prior to commercial distribution.  A determination that information available on the medical device is not sufficient to grant the needed clearance or approval will delay market introduction of the product.  In addition, material changes or modifications to, and changes in intended use of, medical devices also are subject to FDA review and clearance or approval.  The FDA regulates the research, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, promotion and distribution of medical devices in the United States and the export of unapproved medical devices from the United States to other countries.  The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing may differ from FDA requirements.

We must be able to adapt to rapidly changing technology trends and evolving industry standards or we risk our products becoming obsolete.

The medical device market in which we compete is characterized by intensive development efforts and rapidly advancing technology.  Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations.  We may not be successful in identifying, developing and marketing new products or enhancing our existing products. We believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive surgery.

We may be subject to product liability claims and have limited insurance coverage.

By engaging in the medical devices business, we will face an inherent business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death.  Also, in the event that any of our products proves to be defective, we may be required to recall or redesign such products. We will need to maintain adequate product liability insurance coverage.  If we are able to maintain insurance, of which there can be no assurance, our coverage limits may not be adequate to protect us from any liabilities we might incur in connection with the development, manufacture and sale of our products.  Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all.  A successful product liability claim or series of claims brought against us in excess of our insurance coverage or a product recall would negatively impact our business.

Risks Related to Our Common Stock

Investors who purchase shares of our common stock should be aware of the possibility of a total loss of their investment.

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the risk factors described in this section in addition to the other information contained in this annual report.  The risk factors described herein, however, may not reflect all of the risks associated with our business or an investment in our common stock.  You should invest in our Company only if you can afford to lose your entire investment.

Our current management holds significant control over our common stock and they may be able to control our Company indefinitely.

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control.   As of March 31, 2010, our directors and executive officers as a whole, may beneficially own approximately 45,513,540 shares of our common stock or 44.4%.

The above-described significant stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

“Penny stock” rules may make buying or selling our securities difficult, which may make our stock less liquid and make it harder for investors to buy and sell our securities.

Our common stock currently trades on the Over-the-Counter Bulletin Board.  If the market price per share of our common stock is less than $5.00, the shares may be “penny stocks” as defined in the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of these securities.  In addition, “penny stock” rules adopted by the SEC under the Exchange Act subject the sale of these securities to regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling penny stocks must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in penny stocks.

Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in penny stocks. Accordingly, the SEC’s rules may limit the number of potential purchasers of shares of our common stock.  Moreover, various state securities laws impose restrictions on transferring “penny stocks,” and, as a result, investors in our securities may have their ability to sell their securities impaired.

If an active, liquid trading market for our common stock does not develop, you may not be able to sell your shares quickly or at or above the price you paid for it.

Although our common stock currently trades on the Over-the-Counter Bulletin Board, an active and liquid trading market for our common stock has not yet and may not ever develop or be sustained.  You may not be able to sell your shares quickly or at or above the price you paid for our stock if trading in our stock is not active.
We do not expect to pay dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

We currently rent approximately 350 square feet of office space in an executive office suite that also provides phone and administrative services. Our rent is $1,200 per month and our lease expires on May 31, 2010.

ITEM 3. LEGAL PROCEEDINGS

New York Consulting Group had filed a claim in arbitration with the American Arbitration Association with regard to the consulting agreement with us. They are seeking $70,000. We canceled the agreement with New York Consulting Group for non-performance and requested the return of 14,000,000 shares of the Company’s common stock issued to them. They have returned 7,000,000 of those shares. New York Consulting Group has not provided the Company with a copy of its arbitration claim. The Company prevailed in arbitration and was awarded the return of the shares. New York Consulting Group has not yet returned the shares to the company and has notified the Company that it may appeal the award of the arbitrator.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) MARKET INFORMATION
Market Information

Our common stock is quoted on the OTCBB under the symbol “INOL.” The following table sets forth the high and low closing prices for our common stock for each quarter during the last two fiscal years.  The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Third Quarter Ended December 31, 2009	$0.25	$0.02
Second Quarter Ended September 30, 2009	$0.25	$0.03
First Quarter Ended June 30, 2009	$1.90	$0.01
For the Fiscal Year Ending June 30, 2009
Fourth Quarter Ended March 31, 2009	$0.22	$0.01

(B) SHAREHOLDERS

As of July 14, 2010, we had approximately 88 holders of record of our common stock.

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

 None

(E) SALE OF UNREGISTERED SECURITIES

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

(F) REPURCHASE OF EQUITY SECURITIES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2010.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words” believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of InoLife Technologies, Inc. (Formerly NexxNow, Inc.) Whether those beliefs become reality will depend on many factors that are not under Management’s control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

Due to our lack of funds, our operations have been very limited. As a result, we realized no revenue during the twelve months ended March 31, 2010.

Our largest expense was consulting services, which totaled $ 257,600 during the twelve months ended March 31, 2010. We realized a total net loss of $ 1,068,792 for the twelve months ended March 31, 2010. During the twelve months ended March 31, 2010, we realized an accumulated deficit of $ 1,093,327, in large part due to the $759,590 loss from recapitalization.

Liquidity and Capital Resources

For the entire twelve months ended March 31, 2010, our operations have been funded primarily by the private sale of equity and debt to investors in the amount of $ 121,736.
Through March 31, 2010, however, we had used virtually all of those funds for our operations.

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

Based upon the Company’s recent execution of a Joint Venture Agreement with InoHealth, Inc., the Company currently anticipates that at least some of these product lines will revolve around genetic DNA testing.

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

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of InoLife Technologies, Inc.

We have audited the accompanying consolidated balance sheets of InoLife Technologies, Inc. as of March 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period of inception, June 17, 2009, through March 31, 2010. InoLife Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InoLife Technologies, Inc. as of March 31, 2010, and the results of its operations and its cash flows for the period of inception, June 17, 2009, through, March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
July 14, 2010

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

		03/31/10

ASSETS
	Current Assets
	Cash and Cash Equivalents	$42,512
TOTAL ASSETS		$42,512
LIABILITIES & STOCKERHOLDERS' EQUITY (DEFICIT)
	Current Liabilities
	Accounts Payable	71,358
	Accrued Expenses	-
	Bridge Loan Payable	55,000
	Loans Payable-Management	39,993
	Loans Payable-Shareholder	149,750
	Accrued Interest Shareholder	4,370
	Payroll Tax Liabilities	14,211
	Total Current Liabilities	334,682
	Total Liabilities	334,682

	Stockholders' Equity (Deficit)

	Common Stock: $.01 Par, 250,000,000 Authorized
	105,115,744 Shares Issued
	and Outstanding as of March 31, 2010 and	1,051,157
	Shares held in Escrow	(250,000)
	Additional Paid In Capital	-
	Accumulated Deficit	(1,093,327)
	Total Stockholders' Equity (Deficit)	(292,170)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)		$42,512

	The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
THREE MONTHS AND FISCAL YEAR ENDED MARCH 31, 2010 AND FROM DATE OF INCEPTION

	Three months Ended March 31, 2010	Fiscal Year Ended March 31, 2010	From Inception (6/17/09) to March 31, 2009

REVENUES	$-	$-	-

EXPENSES
Advertising	1,467	12,768	12,768
Consulting Services	-	257,600	257,600
Interest	4,370	4,370	4,370
Office Expense	1,386	1,925	1,925
Professional Services	18,398	31,218	31,218
Rent	3,453	9,591	9,591
Travel Expense	1,667	2,231	2,231
Total Expense	30,741	319,703	319,703
Loss from Operations	(30,741)	(319,703)	(319,703)
Other Income / (Expense)
Gain on Loan forgiveness	-	10,501	10,501
Recapitalization Expenses	-	(759,590)	(759,590)
NET INCOME (LOSS)	$(30,741)	$(1,068,792)	$(1,068,792)

EARNINGS PER SHARE:
Basic	$(0.0003)	$(0.0152)

Fully Diluted	$(0.0003)	$(0.0152)

WEIGHTED ADVERAGE COMMON
SHARES OUTSTANDING:
Basic	103,541,060	70,497,931

Fully Diluted	103,541,060	70,497,931
The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH MARCH 31, 2010

	# Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total
Inception (June 17, 2009) - Balance	14,405,908	144,059	-	-	144,059

Common Stock Issued for Services	24,000,000	240,000	-	-	240,000

Common Stock Issued for Satisfaction
of Loans Payable	41,709,836	417,098	-	(24,535)	392,563

Shares Issued as Collateral	25,000,000	250,000	-	-	250,000

Net Loss	-	-	-	(1,068,792)	(1,068,792)

March 31, 2010 - Balance	105,115,744	1,051,157	-	(1,093,327)	(42,170)

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
( A DEVELOPMENT STAGE COMPANY)
PERIOD ENDED MARCH 31, 2010 AND FROM DATE OF INCEPTION

	March 31, 2010	From Inception (6/17/09) to March 31, 2010

CHANGES IN ASSETS AND LIABILITIES
Net Income (Loss)	$(1,068,792)	$(1,068,792)

NON-CASH ADJUSTMENTS
Common Stock issued in exchange for services	240,000	240,000
Gain on Debt Forgiveness	(10,501)	(10,501)
Loss on Recapitalization	759,590	759,590
Cash Flows from Operating Activities
Accounts Payable	(20,241)	(20,241)
Accrued Expenses	3,120	3,120
Payroll Tax Liabilities	-	-
Net cash provided by Operating Activities	(96,824)	(96,824)

Cash Flows from Financing Activities
Proceeds of Loans	24,235	24,235
Proceeds of Loans from shareholders	115,101	115,101
Net cash provided by Financing Activities	139,336	139,336

NET CHANGE IN CASH AND CASH EQUIVALENTS	42,512	42,512
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$42,512	$42,512

Income Taxes and Interest Paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Common Stock issued in Satisfaction of Notes Payable	$9,500	$9,500

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 MARCH 31, 2010

NOTE A - THE COMPANY

HISTORY

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

NEW PRONOUNCEMENTS
There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There were no recent accounting pronouncements that are likely to have a material effect on the Company’s financial position or results of operations.

NEXXNOW, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF ACCOUNTING

The financial statements of Inolife Technologies, Inc. (the "Company" included herein) have been prepared by the Company pursuant to the rules and regulations of the Security Exchange Commission (the "SEC"). The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the year ended March 31, 2010. Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital and stock awards.

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

EARNINGS PER COMMON SHARE
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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010

NOTE A -  REVENUE RECOGNITION

Revenues are recognized when they are realized or realizable, and are earned when goods are transferred or services rendered.

NOTE B - LOANS PAYABLE

Loans payable consists of professional services that were converted from accounts payable to a loan payable during the year. These loans have no specific repayment terms.

NOTE D - COMMON STOCK

During the fiscal year ended March 31, 2010, the Company issued 10,000,000 shares of its restricted Common Stock in recognition of a share exchange agreement (the “Share Exchange Agreement”) with Inovet, Ltd., a Delaware corporation (“InoVet”) and the shareholders of InoVet , (the “InoVet Shareholders”), in exchange for 100% of the outstanding shares of InoVet .Additionally, during the same period, the Company also issued  2,703,703 shares of its Common Stock  in recognition for conversion of existing debt.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010

NOTE E - GOING CONCERN

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses of $1,068,792 and an accumulated deficit totaling $1,093,327 for the period from date of inception (June 17, 2009 ) through March 31, 2010.

The Company's continued existence is dependent upon its ability to raise capital or to successfully market and sell its products. The Company plans to raise working capital through equity and debt offerings and future profitable operations. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE G - CONSOLIDATION OF DEBT

On November 20, 2009, Inolife Technologies issued a convertible debenture to Sunny Isles Venture LLC  in the amount of $109,450 The debenture will mature on September 20.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31,

NOTE I - SUBSEQUENT EVENTS

After the year end the Company was awarded the return of 7,000,000 shares from New York Consulting Group following arbitration. New York Consulting Group has not yet tendered the shares to the Company and has notified the Company of its intent to appeal the arbitration award

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

A. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Gary Berthold, our Chief Executive Officer and Jan Kaplan Chief Financial Officer, carried out an evaluation of the effectiveness of InoLife’s disclosure controls and procedures as of March 31, 2010. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by InoLife in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information InoLife is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. In the course of that review, Mr. Berthold identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. In light of this situation, management has has added personnel to the company's bookkeeping and accounting operations.

Based on his evaluation, Mr. Berthold concluded that InoLife’s system of disclosure controls and procedures was not effective as of March 31, 2010 for the purposes described in this paragraph.

B. CHANGES IN INTERNAL CONTROLS.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during InoLife’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect InoLife’s internal control over financial reporting.

C. MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of March 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") Internal Control - Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment. To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls. However, because of the above conditions, management's assessment is that the Company's internal controls over financial reporting were not effective as of March 31, 2010.

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

ITEM 9B. OTHER INFORMATION

In August 2009 Gary Berthold purchased 35,013,540 shares of Inolife (then known as NexxNow) common stock from Kenneth Keller, representing a majority of the outstanding shares. In connection with the purchase, all of the directors and officers of the Company resigned from their positions, after first appointing Mr. Berthold to serve as sole director and sole officer. Mr. Berthold then re-appointed Sterling Shepperd to serve as Chief Financial Officer and elected Sharon Berthold to serve as a member of the Board of Directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As of January 21, 2010, the current directors and executive officers of InoLife who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position
Gary Berthold	58	CEO, Director
Sharon Berthold	57	Executive Vice President, Director
Jan Kaplan	54	Chief Financial Officer

GARY BERTHOLD
Chief Executive Officer, Director

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

SHARON BERTHOLD
Executive Vice President, Director

Prior to her involvement with InoLife Technologies, Inc., Sharon spent several years working at two different Veterinary Hospitals in the capacity of Practice Management and Administration..  The majority of Sharon's previous business experience is in management, human resources, customer service and administration within the soft-drink, food and marketing businesses.  Sharon spent over 15 years as an independent business owner within both the construction and companion animal related industries.  She has extensive corporate experience from 1975 through 1993 in the capacity of Human Resource management and Office Administration.  Sharon has developed business relationships with various academic universities, veterinary oncologists, medical DNA testing and manufacturing facilities throughout the country in order to incorporate products into the medical and veterinary markets.

JAN KAPLAN
Chief Financial Officer

Jan Kaplan has over 29 years of experience in developing, operating and building a number of businesses, with a strong concentration on the healthcare and sciences and technology sectors. From 1981 to 1995, Mr. Kaplan founded and served as President and CEO of United Vision Group, Inc., a diversified multi-location Vision Care Organization that was publicly traded on the NASDAQ Small Cap (NASDAQ: UCIC) and Boston Stock Exchanges (BSE: UVG).
In 1987, Mr. Kaplan also founded and served as President and CFO of Optiplan, Inc., a Managed Vision Care organization licensed by the Florida Department of Insurance.

In 1996, Mr. Kaplan co-founded and served as CEO and President of Optical Concepts of America, Inc., a designer and importer of optical frames, sunwear and accessories. Mr. Kaplan successfully guided the company’s qualification for its shares to trade on the NASDAQ Bulletin Board (OTC BB: OICU).

Mr. Kaplan later co-founded and served as Director and President of Paramount Resource Group, Inc., a privately held management consulting and business development entity that has worked with numerous emerging and intermediate stage businesses.  In 2002, Mr. Kaplan established and served as President and Co-CEO of Counterpoint Group, Inc., a technology integration and product marketing company focused primarily on providing innovative technology and service solutions as a Prime Contractor for the U.S. Department of Defense.

Mr. Kaplan joined InoLife Technologies Inc. as its CFO in October, 2009.

Jan Kaplan received his B.A. in Molecular Biology from Colgate University in 1976, where he also was a member of Beta Theta Pi Fraternity.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of the Company’s other most highly compensated executive officers who were serving as executive officers at March 31, 2010.  The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees. The following table sets forth all compensation awarded to, earned by, or paid by InoLife Technologies Inc.)

Summary Compensation Table for the Fiscal Years Ended March 31, 2010 and March 31, 2009

Executive	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Gary Berthold, CEO	2010	-	-	-	-	-
Jan Kaplan, CFO	2010	-	-	-	-	-

Option Grants to Our Named Executive Officers
No options have been granted to our named executive officers during the last two fiscal years.

Employment Agreements with Our Named Executive Officers

The Company did not any compensation agreements with its current officers or directors during fiscal 2010.

EQUITY GRANTS

Director Compensation

We have not paid any compensation to our directors (except named officers as set forth above) during the last two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	0	N.A.	0

Equity compensation plans not approved by security holders	0	N.A.	0

TOTAL	0	N.A.	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of February 11, 2010 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o InoLife Technologies, Inc. 8601 SIX FORKS ROAD, SUITE 400, RALEIGH, NORTH CAROLINA   27615.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Gary Berthold	45,013,540	44%
Sharon Berthold (2)	45,013,540	44%
Jan Kaplan	500,000	*

All officers and directors as a group (1 persons)	45,513,540	44.4%

* Less than 1%
(1)
Applicable percentage ownership is based on 102,412,041 shares of common stock outstanding as of February 11, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of February 11, 2010 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of February 11, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Gary Berthold and Sharon Berthold are married and for purposes hereof are both considered to beneficially own 45,013,540 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

The Company entered into a Joint Venture Agreement with InoHealth Products Inc. InoHealth Products is owned by our CEO, Gary Berthold. InoHealth sublicenses to us the products we sell.

DIRECTOR INDEPENDENCE

None of the members of our Board of Directors is independent, as "independent" is defined in the rules of the NASDAQ Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

EFPRotenberg  LLP billed $11,700 in connection with the audit of the Company's financial statements for the year ended March 31, 2010 . Also included in those billings were services performed in connection with the reviews of the Company's financial statements for the interim quarterly periods as well as those services normally provided by the accountant in connection with the Company's statutory and regulatory filings for fiscal 2010 and 2009.

AUDIT-RELATED FEES

EFPRotenberg LLP billed the Company $11,700 for Audit-Related fees during the year ended March 31, 2010

TAX FEES

EFPRotenberg, LLP billed $0 to the Company in the year ended March 31, 2010 for professional services rendered for tax compliance, tax advice and tax planning. Rotenberg & Co., LLP billed $0 to the Company in the year ended March 31, 2009 for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES

EFPRotenberg & Co., LLP the Company $0 for other services during the year ended March 31, 2010 and $0 for other services during the year ended March 31, 2009.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. All of the services described above were approved by the Board of Directors.

ITEM 15. EXHIBIT LIST

3.1	Articles of Incorporation of InoLife Technologies Inc. as amended (the “Company”).
	-	Certificate of Incorporation, as amended through June 2004 - filed as an exhibit to the Registration Statement on Form 10-SB (File No.: 000-50863) and incorporated herein by reference.
-
Certificate of Amendment of Certificate of Incorporation executed on November 25, 2005 - filed as an exhibit to the Current Report on Form 8-K dated November 29,2005 and incorporated herein by reference.

	-	Certificate of Amendment of Certificate of Incorporation executed on March 4, 2008 – filed as an Exhibit to the Current Report on Form 8-K dated March 6, 2008 and incorporated herein by reference
	-	Certificate of Amendment of Certificate of Incorporation executed on June 6, 2008 – filed as an Exhibit to the Current Report on Form 8-K dated June 9, 2008 and incorporated herein by reference
	-	Certificate of Amendment of Certificate of Incorporation Filed August 31, 2009 and attached hereto

3.2	Second Amended and Restated By-laws - filed as an exhibit to the Company's Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.

10.1	Financial Services Advisory Agreement with New York Consulting Group Agreement (incorporated by reference to the Company’s 8-K filed September 21, 2009)

10.3	Share Exchange Agreement with InoVet Ltd. (incorporated by reference to the Company’s 8-K filed September 21, 2009)

21.1	List of Subsidiaries

23.1	Consent of Auditors

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

By: /s/ GARY BERTHOLD _______________________________ Gary Berthold Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on July 14 , 2010 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARY BERTHOLD
___________________________
    Gary Berthold
    Chief Executive Officer

/s/ JAN KAPLAN
___________________________
    Jan Kaplan
    Chief Financial Officer

/s/ SHARON BERTHOLD
___________________________
    Sharon Berthold
    Director