Form 10-Q
period 2010-08-23
INOLIFE TECHNOLOGIES, INC.
filed 2010-08-23
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Issuer's Telephone Number: 919-727-9186

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐                         Accelerated filer ☐

Non-accelerated filer   ☐                         Small reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: August  19, 2010 Common Voting Stock: 128,270,902 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	June 20, 2010	March 31, 2010
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$81,790	$42,512
TOTAL ASSETS	$81,790	$42,512
LIABILITIES & STOCKERHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$71,358	$71,358
Accrued Expenses	-	-
Bridge Loan Payable	55,000	55,000
Loans Payable-Management	41,833	39,993
Loans Payable-Shareholder	149,750	149,750
Accrued Interest Shareholder	4,370	4,370
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	336,522	334,682
Total Liabilities	336,522	334,682

Commitments and Contingencies

Stockholders' Deficit

Common Stock: $.01 Par, 250,000,000 Authorized;
112,615,744 and 105,115,744 Shares
Issued and Outstanding as of
June 30, 2010 and March 31, 2010, respectively	1,126,157	1,051,157
Shares held in Escrow	(250,000)	(250,000)
Additional Paid In Capital	-	-
Accumulated Deficit	(1,130,890)	(1,093,327)
Total Stockholders' Deficit	(254,733)	(292,170)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$81,790	$42,512

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)
THREE MONTHS ENDED JUNE 30, 2010 AND 2009 AND FROM DATE OF INCEPTION

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	From Inception (6/17/09) to June 30, 2010

REVENUES	$-	$-	-

EXPENSES
Advertising	-	3,152	12,768
Consulting Services	17,993	6,950	275,593
Insurance Expense		2,195
Interest	-	2,700	4,370
Office Expense	7,195	204	9,120
Professional Services	5,750	5,609	36,968
Rent	3,512	-	13,103
Travel Expense	3,113	1,747	5,344
Total Expense	37,563	22,557	357,266
Loss from Operations	(37,563)	(22,557)	(357,266)
Other Income / (Expense)
Gain on Loan forgiveness	-	-	10,501
Recapitalization Expenses	-	-	(759,590)
NET INCOME (LOSS)	$(37,563)	$(22,557)	$(1,106,355)

EARNINGS PER SHARE:
Basic	$(0.0004)	$(0.0002)

Fully Diluted	$(0.0004)	$(0.0002)

WEIGHTED ADVERAGE COMMON
SHARES OUTSTANDING:
Basic	103,541,060	103,541,060

Fully Diluted	103,541,060	103,541,060

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH JUNE 30, 2010

	Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total
Inception (June 17, 2009) - Balance	14,405,908	$144,059	$-	$-	$144,059

Common Stock Issued for Services	24,000,000	240,000	-	-	240,000

Common Stock Issued for Satisfaction
of Loans Payable	41,709,836	417,098	-	(24,535)	392,563

Shares Issued as Collateral	25,000,000	250,000	-	-	250,000

Net Loss	-	-	-	(1,068,792)	(1,068,792)

March 31, 2010 - Balance	105,115,744	$1,051,157	$-	(1,093,327)	$(42,170)

Common Stock Issued for Services	7,500,000	75,000	-	-	75,000

Net Loss	-	-	-	(37,563)	(37,563)

June 30, 2010 - Balance	112,615,744	$1,126,157	$-	$(1,130,890)	$(4,733)

The accompanying notes are an integral part of these consolidated financial statements

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
( A DEVELOPMENT STAGE COMPANY)
PERIOD ENDED JUNE 30, 2010 AND 2009 AND FROM DATE OF INCEPTION

	June 30, 2010	June 30, 2009	From Inception (6/17/09) to June 30, 2010

CHANGES IN ASSETS AND LIABILITIES
Net Income (Loss)	$(37,563)	$24,453	$(1,106,355)

NON-CASH ADJUSTMENTS
Common Stock issued in exchange for services	75,000	-	315,000
Gain on Debt Forgiveness	-	(45,758)	(10,501)
Loss on Recapitalization	-	-	759,590
Cash Flows from Operating Activities
Accounts Payable	-	4,759	(20,241)
Accrued Expenses	-	(1,250)	3,120
Payroll Tax Liabilities	-	-	-
Net cash provided by Operating Activities	37,437	(17,796)	(59,387)

Cash Flows from Financing Activities
Proceeds of Loans	1,841	-	26,076
Proceeds of Loans from shareholders	-	2,700	115,101
Net cash provided by Financing Activities	1,841	2,700	141,177

NET CHANGE IN CASH AND CASH EQUIVALENTS	39,278	(15,096)	81,790
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	42,512	15,119	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$81,790	$23	$81,790

Income Taxes and Interest Paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Common Stock issued in Satisfaction of Notes Payable	$-	$-	$9,500

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND FROM DATE OF INCEPTION JUNE 17, 2009

NOTE A - THE COMPANY

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND FROM DATE OF INCEPTION JUNE 17, 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of Inolife Technologies, Inc. (the "Company" included herein) have been prepared by the Company pursuant to the rules and regulations of the Security Exchange Commission (the "SEC"). The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the three months ended June 30, 2010. Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company's registration with the SEC, costs incurred to raise capital and stock awards.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standard Codification  ASC Topic 740 formerly, SFAS No. 109 "Accounting for Income Taxes" using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company had no material deferred tax assets or liabilities for the period presented. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future benefits to be derived from net operating losses and tax credit carry forwards. The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets.

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND FROM DATE OF INCEPTION JUNE 17, 2009

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPAIRMENT OF ASSETS

The Company evaluates its long-lived assets for financial impairment on a regular basis in accordance with ASC Topic 360, formerly, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

LOSS PER COMMON SHARE

Earnings (loss) per common share is computed in accordance with ACS 280 formerly, SFAS No.128 "Earnings by Share" by dividing income available to common stockholders by weighted average number of common shares outstanding for each period.

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

REVENUE RECOGNITION

Revenues are recognized when they are realized or realizable, and are earned when goods are transferred or services rendered. The Company recognizes revenue in accordance with the requirement of SAB 104, when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller’s price is fixed or determinable and (4) collectability is reasonably assured.

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND FROM DATE OF INCEPTION JUNE 17, 2009

RECLASSIFICATION

Certain reclassifications have been made to the financial statement presentation in the prior year to correspond to the current year's format. Total equity and net income are unchanged by these reclassifications.

RECENT ACCOUNTING UPDATES

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 — Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 — Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Adpotion of FASB ASC No. 105 did not have a impact on our financial statements

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
AND FROM DATE OF INCEPTION JUNE 17, 2009

NOTE C -GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the three months ended June 30, 2010 of $37,563. As of June 30, 2010 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of approximating $1,130,890. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE D- COMMON & PREFERRED STOCK

During the three months ended June 30, 2010, the Company did not issue any additional shares of its Preferred Stock.  The Company issued 7,500,000 shares of common stock for services during the three months ended June 30, 2010.

NOTE E - SUBSEQUENT EVENTS

Subsequent to the end of the period ended June 30, 2010 the Company entered into a consulting agreement with Continental Investment Group Inc. to provide certain services to the Company. Upon attaining certain milestones set forth in the agreement the Company has agreed to issue Continental a new series of preferred stock that would be convertible into common shares after two years. The Company has not yet created the series of preferred shares for Continental.

The company evaluated subsequent events through the filing date of August 23, 2010

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of InoLife Technologies, Inc. (Formerly NexxNow, Inc.)  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements .

Results of Operations

Due to our continued lack of funds, our operations are very limited.  As a result, we realized no revenue during the three months ended June 30, 2010.

Our largest total expense during the three months ended June 30, 2010 was for Consulting Services, which totaled $17,993 during that three month period, and which totaled $ 257,593 during the period from inception (06/17/2009) to June 30, 2010.

We realized a net loss of $ 37,563 for the three months ended June 30, 2010.  During the period from inception to June 30, 2010, we realized an Accumulated Deficit of $1,130,890, primarily due to a total of $759,590 of Losses Due to Recapitalization Expenses during the period from inception to June 30, 2010.

Liquidity and Capital Resources

Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors.  However, during the three months ended June 30, 2010, there were no such additional funds received through financing and loans from shareholders.  As a result, through June 30, 2010, we had used virtually all of our funds for our operations.

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

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 6, 2010 and June 17, 2010 the Company sold $20,000  and $60,000, respectively, of its 12% Convertible Debentures to an accredited investor. The Investor can convert the principal and accrued but unpaid interest of the debenture into shares of the Company’s common stock. The Conversion Price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the Investor.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On May 10, 2010 the Company was awarded the return of 7,000,000 shares from New York Consulting Group following arbitration. New York Consulting Group has not yet tendered the shares to the Company and has notified the Company of its intent to appeal the arbitration award.

ITEM 6. EXHIBITS

31.1 Rule 13a-14(a) Certification – CEO

31.2 Rule 13a-14(a) Certification – CFO

32 Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

Date: August 23, 2010	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer