Form 10-Q
period 2010-09-30
INOLIFE TECHNOLOGIES, INC.
filed 2010-11-15
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2010.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____ to______.

Commission File No. 0-50863

INOLIFE TECHNOLOGIES, INC.
 (Exact Name of Registrant as Specified in its Charter)

NEW YORK	30-0592474
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 SIX FORKS ROAD SUITE 400, RALEIGH, NC 27615
 (Address of principal executive offices)

Issuer's Telephone Number, including Area Code: (919) 676-5334

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: November 9, 2010 Common Voting Stock: 160,567,260 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED BALANCE SHEETS
(A DEVELOPMENT STAGE COMPANY)

	September 30, 2010	March 31, 2010
	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$90,218	$42,512
TOTAL ASSETS	$90,218	$42,512
LIABILITIES & STOCKERHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$74,804	$71,358
Loans Payable-Management	35,147	39,993
Convertible Notes Payable	328,100	204,750
Accrued Interest – Shareholder	19,099	4,370
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	471,361	334,682
Total Liabilities	471,361	334,682

Stockholders' Deficit

Common Stock: $.01 Par, 250,000,000 Authorized;
155,957,962 and 105,115,744 Shares
Issued and Outstanding as of
September 30, 2010 and March 31, 2010, respectively	1,559,579	1,051,157
Shares held in Escrow	(250,000)	(250,000)
Additional Paid In Capital	-	-
Accumulated Deficit	(1,690,722)	(1,093,327)
Total Stockholders' Deficit	(381,143)	(292,170)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$90,218	$42,512

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(A DEVELOPMENT STAGE COMPANY)

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FROM DATE OF INCEPTION

	Three months Ended September 30,		Six months Ended September 30,
	2010	2009	2010	2009	From Inception (6/17/09) to September 30, 2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES
Advertising	14,008	-	14,008	3,152	26,776
Consulting Services	283	2,000	18,276	8,950	275,876
Interest	14,729	-	14,729	-	19,099
Office Expense	5,647	-	12,842	2,904	14,767
Professional Services	31,199	12,500	36,949	20,304	68,167
Rent	3,425	-	6,937	-	16,528
Travel Expense	3,769	-	6,882	1,747	9,113
Total Expense	73,060	14,500	110,623	37,057	430,326
Loss from Operations	(73,060)	(14,500)	(110,623)	(37,057)	(430,326
Other Income / (Expense)
Gain on Debt forgiveness	-	-	-	-	10,501
Recapitalization Expenses	-	-	-	-	(759,590)
NET LOSS	$(73,060)	$(14,500)	$(110, 623)	$(37,057)	$(1,179,415)

EARNINGS PER SHARE:
Basic	$(0.0006)	$(0.0003)	$(0.0009)	$(0.0007)

Fully Diluted	$(0.0006)	$(0.0003)	$(0.0009)	$(0.0007)

WEIGHTED ADVERAGE COMMON
SHARES OUTSTANDING:
Basic	132,860,423	49,419,448	120,903,494	49,419,448

Fully Diluted	132,860,423	49,419,448	120,903,494	49,419,448

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH SEPTEMBER 30, 2010

	Shares	Common Stock	Shares Held in Escrow	Additional Paid In Capital		Accumulated Deficit	Total
Inception (June 17, 2009) – Balance	14,405,908	$144,059	$-		$-	$-	$144,059

Common Stock Issued for Services	24,000,000	240,000	-		-	-	240,000

Common Stock Issued for Satisfaction
of Convertible Notes Payable	41,709,836	417,098	-		-	(24,535)	392,563

Shares Issued as Collateral	25,000,000	250,000	(250,000	)	-	-	-

Net Loss	-	-	-		-	(1,068,792)	(1,068,792)

March 31, 2010 – Balance	105,115,744	$1,051,157	$(250,000)		$-	(1,093,327)	$(292,170)

Common Stock Issued for Satisfaction
of Convertible Notes Payable	50,842,218	508,422	-		-	(486,772)	21,650

Net Loss	-	-	-		-	(110,623)	(110,623)

September 30, 2010 - Balance	155,957,962	$1,559,579	$(250,000)		$-	$(1,690,722)	$(381,143)

The accompanying notes are an integral part of these consolidated financial statements

INOLIFE TECHNOLOGIES, INC. (FORMERLY NEXXNOW, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
( A DEVELOPMENT STAGE COMPANY)
SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND FROM DATE OF INCEPTION

	September 30, 2010	September 30, 2009	From Inception (6/17/09) to September 30, 2010

CHANGES IN ASSETS AND LIABILITIES
Net Loss	$(110,623)	$(37,057)	$(1,179,415)

NON-CASH ADJUSTMENTS
Common Stock issued in exchange for services	-	-	240,000
Gain on Debt Forgiveness	-	-	(10,501)
Loss on Recapitalization	-	-	759,590
Cash Flows from Operating Activities
Accounts Payable	3,446	(20,239)	(16,795)
Accrued Interest	14,729	-	17,849
Net cash provided by Operating Activities	(92,448)	(57,296)	(189,272)

Cash Flows from Financing Activities
Proceeds of Convertible Notes	145,000	-	244,343
Net (Repayments) Proceeds of Loans from Management	(4,846)	42,200	35,147
Net cash provided by Financing Activities	140,154	42,200	279,490

NET CHANGE IN CASH AND CASH EQUIVALENTS	47,706	(15,096)	90,218
CASH AND CASH EQUIVALENTS -BEGINNING OF PERIOD	42,512	15,119	-
CASH AND CASH EQUIVALENTS - END OF PERIOD	$90,218	$23	$90,218

Income Taxes and Interest Paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Common Stock issued in Satisfaction of Notes Payable	$21,650	$-	$31,150

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

NOTE B - BASIS OF PRESENTATION

The condensed consolidated financial statements of Inolife Technologies, Inc. (the "Company") included herein, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in conjunction with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto, included in the Company’s Form 10K Annual Report, and other filings with the SEC.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period of or for the fiscal year taken as a whole.  Factors that affect the comparability of financial data from year to year and for comparable interim periods include non-recurring expenses associated with the Company’s registrations with the SEC and the seasonal fluctuations of the business. Certain financial information that is not required for interim financial reporting purposes has been omitted.

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE C - RECLASSIFICATION

Certain reclassifications have been made to the financial statement presentation in the prior period to correspond to the current year's format.

NOTE D - RECENT ACCOUNTING UPDATES

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There were no recent accounting pronouncements that are likely to have a material effect on the Company’s financial position or results of operations.

NOTE E -GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the six months ended September 30, 2010 of $110,623.  As of September 30, 2010 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of approximating $1,179,415. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE F – CONVERTIBLE NOTES PAYABLE

The Company has as of September 30, 2010 $328,100 of Convertible Debentures to accredited investors. The Investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The Conversion Price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the Investor.

During the six months ended September 30, 2010, the Company issued an aggregate of 50,842,218 shares of its common stock to Issuers pursuant to the conversion of the Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by approximately $21,650.

NOTE G - COMMON & PREFERRED STOCK

During the six months ended September 30, 2010, the Company did not issue any additional shares of its Preferred Stock.  The Company issued 50,842,218 shares of common stock for satisfaction of convertible notes payable during the six months ended September 30, 2010.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited.  As a result, we realized no revenue during the six months ended September 30, 2010.

Since we have no employees, the largest expenses during the three and six months ended September 30, 2010 were for Professional and Consulting Services.  The combined expenses related to Professional and Consulting Services was $31,482 and $55,225 for the three and six month periods ended September 30, 2010, respectively, and which totaled $344,043 during the period from inception (06/17/2009) to September 30, 2010.

We realized net losses of $73,060 and $110,623 for the three and six month periods ended September 30, 2010.  During the period from inception to September 30, 2010, we realized an Accumulated Deficit of $1,179,415, primarily due to a total of $759,590 of Losses Due to Recapitalization Expenses during the period from inception to September 30, 2010.

Liquidity and Capital Resources

Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors.  However, during the six months ended September 30, 2010, there was $145,000 received through financing and loans from shareholders.  As a result, through September 30, 2010, we had used virtually all of our funds for our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Gary Berthold, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of InoLife Technologies, Inc.’s (Formerly NexxNow) disclosure controls and procedures as of September 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by InoLife Technologies, Inc. (Formerly NexxNow) in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information InoLife Technologies, Inc. (Formerly NexxNow) is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  In the course of that review, Mr. Berthold identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

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

Based on his evaluation, Mr. Berthold concluded that InoLife Technologies, Inc.’s (Formerly NexxNow) system of disclosure controls and procedures was not effective as of September 30, 2010 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during InoLife Technologies, Inc.’s (Formerly NexxNow) first two fiscal quarters that has materially affected or is reasonably likely to materially affect InoLife Technologies, Inc.’s (Formerly NexxNow) internal control over financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 3, 2010 and September 17, 2010 the Company sold $20,000  and $52,000, respectively, of its 12% Convertible Debentures to an accredited investor. The Investor can convert the principal and accrued but unpaid interest of the debenture into shares of the Company’s common stock. The Conversion Price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the Investor.

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

INOLIFE TECHNOLOGIES, INC.

Date: November 15, 2010	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer