Form 10-Q
period 2010-12-31
INOLIFE TECHNOLOGIES, INC.
filed 2011-02-14
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: February 4, 2011 Common Voting Stock: 219,420,683 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31, 2010	March 31, 2010
Assets
Current Assets:
Cash and Cash Equivalents	$95,021	$42,512
Prepaid Expenses	49,700	-
Other Current Assets	5,950	-
Total Assets	$150,671	$42,512

Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts Payable	$77,804	$71,358
Loans Payable-Management	6,675	39,993
Current Portion of Convertible Notes Payable	158,750	-
Accrued Interest	40,784	4,370
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	298,224	59,932

Convertible Notes Payable, Less Current Portion	245,000	204,750
Total Liabilities	543,224	334,682

Shareholders’ Deficit:
Common Stock, par value $0.01 per share, 250 million shares authorized, 194,266,836 shares issued (105,115,744 shares as of March 31, 2010)	1,942,668	1,051,157
Preferred Stock, par value $0.01 per share, 50 million shares authorized, none issued	-	-
Shares held in Escrow	(250,000)	(250,000)
Additional Paid In Capital	-	-
Retained Deficit	(2,085,221)	(1,093,327)
Total Shareholders' Deficit	(392,553)	(292,170)
Total Liabilities and Shareholders' Deficit	$150,671	$42,512

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009, THE NINE MONTHS ENDED DECEMBER 31, 2010, AND PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) TO DECEMBER 31, 2009 AND 2010 (UNAUDITED)

	(Unaudited) Three Months Ended		(Unaudited) Nine Months Ended	(Unaudited) Period From June 17, 2009 to	(Unaudited) Period From Date of Inception (June 17, 2009) to
December 31,	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Expenses
Marketing and Advertising	9,790	11,300	23,798	11,300	36,566
Professional Services	148,911	249,727	204,136	267,142	492,954
Interest	21,685	1,093	36,414	3,278	40,784
Office and General Administrative	11,948	1,103	31,672	1,103	35,828
Rent	3,446	6,138	10,383	6,138	19,974
Total Expenses	195,780	269,361	306,403	288,961	626,106

Loss from Operations	(195,780)	(269,361)	(306,403)	(288,961)	(626,106)

Other Expense (Income)
Gain on Debt Forgiveness	-	(10,501)	-	(10,501)	(10,501)
Recapitalization Expenses	-	-	-	759,590	759,590
Total Other Expenses(Income)	-	(10,501)	-	749,089	749,089

Net Loss	$(195,780)	$(258,860)	$(306,403)	$(1,038,050)	$(1,375,195)

Earnings per Share
Basic	$(0.0012)	$(0.0033)	$(0.0022)	$(0.0147)
Diluted	$(0.0012)	$(0.0033)	$(0.0022)	$(0.0147)

Weighted Average Common Shares Outstanding
Basic	169,180,083	79,251,547	137,054,208	70,497,931
Diluted	169,180,083	79,251,547	137,054,208	70,497,931

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH DECEMBER 31, 2010

	Shares	Common Stock	Shares Held in Escrow	Additional Paid In Capital	Retained Deficit	Total
Balance at Inception (June 17, 2009)	14,405,908	$144,059	$-	$-	$-	$144,059

Common Stock Issued for Services	24,000,000	240,000	-	-	-	240,000
Common Stock Issued for Satisfaction of Convertible Note Payable	41,709,836	417,098	-	-	(24,535)	392,563
Shares Issued for Collateral	25,000,000	250,000	(250,000)			-
Net Loss	-	-	-	-	(1,068,792)	(1,068,792)
Balance at March 31, 2010	105,115,744	$1,051,157	$(250,000)	$-	$(1,093,327)	$(292,170)

Common Stock Issued for Services	10,240,000	102,400	-	51,670	-	154,070
Common Stock Issued for Satisfaction of Convertible Note Payable	78,911,092	789,111		(51,670)	(685,491)	51,950
Net Loss	-	-	-	-	(306,403)	(306,403)
Balance at December 31, 2010 – Unaudited	194,266,836	$1,942,668	$(250,000)	$-	$(2,085,221)	$(392,553)

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010, THE PERIOD FROM THE DATE OF INCEPTION (June 17, 2009) TO DECEMBER 31, 2009 and 2010 (UNAUDITED)

	Nine Months Ended December 31, 2010	Period from the Date of Inception to December 31, 2009	Period from the Date of Inception to December 31, 2010
Cash Flows from Operating Activities
Net Loss	$(306,403)	$(1,038,050)	$(1,375,195)
NON-CASH ADJUSTMENTS
Common Stock Issued in Exchange for Services	104,370	240,000	344,370
Gain on Debt Forgiveness	-	(10,501)	(10,501)
Loss on Recapitalization	-	759,590	759,590
Changes in Assets and Liabilities
Accounts Payable	6,446	(20,241)	(13,795)
Accrued Interest	36,414	(1,250)	39,534
Net Cash Used in Operating Activities	(159,173)	(70,452)	(255,997)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payable	245,000	-	269,235
Net (Repayment) Proceeds from Shareholder Loans	(33,318)	98,535	81,783
Net Cash Provided by Financing Activities	211,682	98,535	351,018

Net Change in Cash and Cash Equivalents	52,509	28,083	95,021

Cash and Cash Equivalents – Beginning of Period	42,512	-	-
Cash and Cash Equivalents – End of Period	$95,021	$28,083	$95,021

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-	$-
Net cash payments for income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services	$154,070	$240,000	$394,070
Common Stock Issued in Satisfaction of Convertible Note Payable	$51,950	$7,000	$61,450

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

In August 2009, Gary Berthold purchased 35,013,540 shares of InoLife Technologies, Inc. representing a majority of the outstanding shares.  In connection with the purchase, all of the directors and officers of the Company resigned from their positions, after first appointing Berthold as a director.

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE D - RECENT ACCOUNTING UPDATES

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations. There were no recent accounting pronouncements that are likely to have a material effect on the Company’s financial position or results of operations.

NOTE E -GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the nine months ended December 31, 2010 of $306,403.  As of December 31, 2010 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of approximating $2,085,221. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE F – CONVERTIBLE NOTES PAYABLE

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 12% to 20%.  The Investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The Conversion Price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the Investor.  As of December 31, 2010, there were $403,750 of convertible notes payables with $158,750 maturing within one year and the remaining portion of $245,000 maturing in two years.  As of March 31, 2010, there were $204,750 of convertible notes payables that matures on November 2011.

During the nine months ended December 31, 2010, the Company issued an aggregate of 78,911,092 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $51,950.

NOTE G - COMMON & PREFERRED STOCK

During the nine months ended December 31, 2010, the Company did not issue any shares of its Preferred Stock.  The Company issued 78,911,092 shares of common stock for satisfaction of convertible notes payable and 10,240,000 shares of common stock for services rendered and to be rendered in future periods during the nine months ended December 31, 2010.  The amount of services to be rendered in future periods amounted to $49,700 and is recorded in prepaid expenses on the balance sheet.

NOTE H – SUBSEQUENT EVENT

On February 4, 2010, the Company filed a Preliminary 14C with the Securities and Exchange Commission advising of shareholder action to approve an increase of the authorized capital of the Company to a total of 910,000,000 consisting of 900,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.01 per share.  We expect the action to be completed on or about March 1, 2011.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited.  As a result, we realized no revenue during the nine months ended December 31, 2010.

Since we have no employees, the largest expenses during the three and nine months ended December 31, 2010 were for professional services.  The expense related to professional services was $148,911 and $204,136 for the three and nine month periods ended December 31, 2010, respectively, and which totaled $492,954 during the period from inception (6/17/2009) to December 31, 2010.

We realized net losses of $195,780 and $306,403 for the three and nine month periods ended December 31, 2010, respectively.  During the period from inception to December 31, 2010, we realized a retained deficit of $2,085,221, primarily due to operating losses of $626,106, a loss of $759,590 due to recapitalization expenses during the period from inception to December 31, 2010 and issuance of shares below par value which has totaled $710,026 since the inception of the Company (6/17/2009).

Liquidity and Capital Resources

Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors.  However, during the nine months ended December 31, 2010, there was $245,000 received through financing and loans from shareholders.  As a result, through December 31, 2010, we had used virtually all of our funds for our operations.

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

Plan of Operation

The plan of operation of InoLife Technologies, Inc. (the “Company”) for the next twelve months is centered around two main goals. First, based upon the Company’s acquisition of InoVet, Ltd.(“InoVet”), the Company intends to focus upon developing and implementing business opportunities based upon the body of research already accomplished by InoVet in the area of developing and introducing new treatments and support services that help prevent and treat cancer in companion animals. As such, a prime goal of the Company is to be active in the further development of Bone Marrow Transplantation and other cancer treatment procedures to benefit companion animals (dogs and cats) that are diagnosed with lymphoma, other types of cancers, and other diseases that are currently incurable. As part of its plan, the Company will seek to identify and establish formal working relationships and partnerships with some of the top Veterinary Oncologists and Veterinary Cancer Researchers in the United States.  Second, the Company currently intends to identify, develop and market multi-faceted, human diagnostic product lines marketed towards both potential professional medical and retail customers.  Based upon the Company’s recent execution of a Strategic Alliance Agreement with InoHealth, Inc., the Company currently anticipates that at least some of these product lines will revolve around genetic DNA testing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Gary Berthold, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of InoLife Technologies, Inc.’s disclosure controls and procedures as of December 31, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by InoLife Technologies, Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information InoLife Technologies, Inc. is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  In the course of that review, Mr. Berthold identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

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

Based on his evaluation, Mr. Berthold concluded that InoLife Technologies, Inc.’s system of disclosure controls and procedures was not effective as of December 31, 2010 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during InoLife Technologies, Inc.’s first three fiscal quarters that has materially affected or is reasonably likely to materially affect InoLife Technologies, Inc.’s internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

On February 4, 2010, the Company filed a Preliminary 14C with the Securities and Exchange Commission advising of shareholder action to approve an increase of the authorized capital of the Company to a total of 910,000,000 consisting of 900,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.01 per share.  We expect the action to be completed on or about March 1, 2011.

ITEM 6. EXHIBITS

10.1	Convertible Note dated September 3, 2010

10.2	Convertible Note dated September 17, 2010

31.1	Rule 13a-14(a) Certification – CEO and CFO

32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

Date: February 14, 2011	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer