Form 10-Q/A
period 2010-09-30
INOLIFE TECHNOLOGIES, INC.
filed 2011-06-08
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
(Amendment 1)

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

Large accelerated filer ☐                         Accelerated filer ☐
Non-accelerated filer   ☐                         Small reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: May 20, 2011 Common Voting Stock:  628,873,815  shares.

Explanatory Note: We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter end September 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Original Filing”), to amend and restate our unaudited consolidated financial statements and related disclosures for the three and six months ended September 30, 2010 and the period from inception to September 30, 2010, as discussed in Note I to the accompanying restated consolidated financial statements, as well as update Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations, as a result of the restatement of our consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited & Restated) September 30, 2010	March 31, 2010
Assets
Current Assets:
Cash and Cash Equivalents	$90,218	$42,512
Prepaid Expenses	588,115	-
Other Current Assets	-	-
Total Assets	$678,333	$42,512

Liabilities and Shareholders' Earnings (Deficit)
Current Liabilities:
Accounts Payable	$74,804	$71,358
Loans Payable-Management	35,147	39,993
Current Portion of Convertible Notes Payable	-	-
Accrued Interest	19,099	4,370
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	143,261	129,932

Convertible Notes Payable, Less Current Portion	328,100	204,750
Total Liabilities	471,361	334,682

Shareholders’ Earnings (Deficit):
Common Stock, par value $0.01 per share, 250 million shares authorized, 155,957,962 shares issued (105,115,744 shares as of March 31, 2010)	1,559,579	1,051,157
Preferred Stock, par value $0.01 per share, 50 million shares authorized, none issued	-	-
Shares held in Escrow	(250,000)	(250,000)
Additional Paid In Capital	986,087	-
Retained Deficit	(2,088,694)	(1,093,327)
Total Shareholders' Earnings (Deficit)	206,972	(292,170)
Total Liabilities and Shareholders' Earnings (Deficit)	$678,333	$42,512

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009, THE SIX MONTHS ENDED SEPTEMBER 30, 2010, AND PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) TO SEPTEMBER 30, 2009 AND 2010 (UNAUDITED)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Six Months Ended	(Unaudited) Period From June 17, 2009 to	(Unaudited) Period From Date of Inception (June 17, 2009) to
	2010 (Restated)	2009	2010 (Restated)	2009	2010 (Restated)
Revenues	$-	$-	$-	$-	$-

Expenses
Marketing and Advertising	14,008	-	14,008	3,152	26,776
Professional Services	429,454	14,500	453,197	29,254	742,015
Interest	14,729	-	14,729	-	19,099
Office and General Administrative	9,416	-	19,724	-	23,880
Rent	3,425	-	6,937	-	16,528
Total Expenses	471,032	14,500	508,595	32,406	828,298

Loss from Operations	(471,032)	(14,500)	(508,595)	(32,406)	(828,298)

Other Expense (Income)
Gain on Debt Forgiveness	-	-	-	-	(10,501)
Recapitalization Expenses	-	-	-	-	759,590
Total Other Expenses(Income)	-	-	-	-	749,089

Net Loss	$(471,032)	$(14,500)	$(508,595)	$(32,406)	$(1,577,387)

Earnings per Share
Basic	$(0.0036)	$(0.0003)	$(0.0042)	$(0.0007)
Diluted	$(0.0036)	$(0.0003)	$(0.0042)	$(0.0007)

Weighted Average Common Shares Outstanding
Basic	132,860,424	49,419,448	120,903,494	49,419,448
Diluted	132,860,424	49,419,448	120,903,494	49,419,448

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EARNINGS (DEFICIT)
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH SEPTEMBER 30, 2010

	Shares	Common Stock	Shares Held in Escrow	Additional Paid In Capital	Retained Deficit	Total
Balance at Inception (June 17, 2009)	14,405,908	$144,059	$-	$-	$-	$144,059

Common Stock Issued for Services	24,000,000	240,000	-	-	-	240,000
Common Stock Issued for Satisfaction of Convertible Note Payable	41,709,836	417,098	-	-	(24,535)	392,563
Shares Issued for Collateral	25,000,000	250,000	(250,000)	-	-	-
Net Loss	-	-	-	-	(1,068,792)	(1,068,792)
Balance at March 31, 2010	105,115,744	$1,051,157	$(250,000)	$-	$(1,093,327)	$(292,170)

Common Stock Earned but not Issued	-	-	-	986,087	-	986,087
Common Stock Issued for Satisfaction of Convertible Note Payable	50,842,218	508,422	-	-	(486,772)	21,650
Net Loss	-	-	-	-	(508,595)	(508,595)
Balance at September 30, 2010 – Unaudited & Restated	155,957,962	$1,559,579	$(250,000)	$986,087	$(2,088,694)	$206,972

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010, THE PERIOD FROM THE DATE OF INCEPTION (June 17, 2009) TO SEPTEMBER 30, 2009 and 2010 (UNAUDITED)

	Six Months Ended September 30, 2010 (Restated)	Period from the Date of Inception to September 30, 2009	Period from the Date of Inception to September 30, 2010 (Restated)
Cash Flows from Operating Activities
Net Loss	$(508,595)	$(37,057)	$(1,577,387)
NON-CASH ADJUSTMENTS
Common Stock Issued in Exchange for Services	397,972	-	637,972
Gain on Debt Forgiveness	-	-	(10,501)
Loss on Recapitalization	-	-	759,590
Changes in Assets and Liabilities
Accounts Payable	3,446	(20,239)	(16,795)
Accrued Interest	14,729	-	17,849
Net Cash Used in Operating Activities	(92,448)	(57,296)	(189,272)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payable	145,000	-	244,343
Net (Repayment) Proceeds from Shareholder Loans	(4,846)	42,200	35,147
Net Cash Provided by Financing Activities	140,154	42,200	279,490

Net Change in Cash and Cash Equivalents	47,706	(15,096)	90,218

Cash and Cash Equivalents – Beginning of Period	42,512	15,119	-
Cash and Cash Equivalents – End of Period	$90,218	$23	$90,218

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-	$-
Net cash payments for income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services	$-	$-	$240,000
Common Stock Earned but not Issued	$986,087	$-	$986,087
Common Stock Issued in Satisfaction of Convertible Note Payable	$21,650	$-	$31,150

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE E -GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the six months ended September 30, 2010 of $508,595.  As of September 30, 2010 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of approximating $2,088,694. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE F – CONVERTIBLE NOTES PAYABLE
The Company has issued various convertible debentures to accredited investors with interest rates ranging from 12% to 20%.  The Investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The Conversion Price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the Investor.  As of September 30, 2010, there were $328,100 of convertible notes payables with maturities varying between just over one year and under three years.  As of March 31, 2010, there were $204,750 of convertible notes payables that matures November 2011.

During the six months ended September 30, 2010, the Company issued an aggregate of 50,842,218 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $21,650.

NOTE G - COMMON & PREFERRED STOCK
During the six months ended September 30, 2010, the Company did not issue any shares of its Preferred Stock.  The Company had issued 50,842,218 shares of common stock in satisfaction of $21,650 of convertible notes payable.

In August 2010, the Company had entered into several consulting agreements with third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 105,703,843 shares of Common Stock had vested as of September 30, 2010 for $588,115 of services to be rendered in the future and $397,972 of services rendered already.  The amount for services to be rendered in future periods was recorded in the prepaid expense line on the consolidated balance sheets and the amount for services rendered already was recorded in the professional services line on the consolidated statement of operations.  The shares of Common Stock are expected to be issued within the year as the number of authorized shares increase, as discussed in Note H.

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

NOTE I – RESTATEMENT
These financial statements have been restated in June 2011.  The effect of the restatement was to reflect the financial impact of the vesting of 105,703,843 shares of Common Stock as discussed in Note G – Common & Preferred Stock.

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

Since we have no employees, the largest expenses during the three and six months ended September 30, 2010 were for professional services.  The expense related to professional services was $429,454 and $453,197 for the three and six month periods ended September 30, 2010, respectively, and which totaled $742,015 during the period from inception (6/17/2009) to September 30, 2010.

We realized net losses of $471,032 and $508,595 for the three and six month periods ended September 30, 2010, respectively.  During the period from inception to September 30, 2010, we realized a retained deficit of $2,088,694, primarily due to operating losses of $828,298, and a loss of $759,590 due to recapitalization expenses during the period from inception to September 30, 2010 and issuance of shares below par value which has totaled $511,307 since the inception of the Company (6/17/2009).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Gary Berthold, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of InoLife Technologies, Inc.’s disclosure controls and procedures as of September 30, 2010.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by InoLife Technologies, Inc. in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information InoLife Technologies, Inc. is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  In the course of that review, Mr. Berthold identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

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

Based on his evaluation, Mr. Berthold concluded that InoLife Technologies, Inc.’s system of disclosure controls and procedures was not effective as of September 30, 2010 for the purposes described in this paragraph.

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

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has sold securities which are not registered under the Securities Act of 1933 (the “Act”) as described below.  Such issuances were exempt from registration under Section 4(2) of the Act.  Subscribers and service providers had access to information concerning the Company and were deemed accredited investors.

In August 2010, the Company entered into four consulting agreements with third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 105,703,843 shares of common stock have vested as of September 30, 2010.

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

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

ITEM 6. EXHIBITS

10.1	Convertible Note dated September 3, 2010 (previously filed)

10.2	Convertible Note dated September 17, 2010 (previously filed)

10.3	Continental Investment Group, Inc. Consulting Agreement (previously filed on Form 8-K Current Report dated June 2, 2011)

10.4TRO	Investments, Inc. Consulting Agreement (previously filed on Form 8-K Current Report dated June 2, 2011)

10.5	Connied, Inc. Consulting Agreement (previously filed on Form 8-K Current Report dated June 2, 2011)

10.6	Fuselier and Co., Inc. (previously filed on Form 8-K Current Report dated June 2, 2011)

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

Date: June 6, 2011	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer