Form 10-Q/A
period 2010-12-31
INOLIFE TECHNOLOGIES, INC.
filed 2011-06-08
CIK 1297965

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

Explanatory Note: We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing”) to our Quarterly Report on Form 10-Q for the quarter end December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on February 14, 2011 (the “Original Filing”), to amend and restate our unaudited consolidated financial statements and related disclosures for the three and nine months ended December 31, 2010 and the period from inception to December 31 , 2010, as discussed in Note I to the accompanying restated consolidated financial statements, as well as update Item 2 Management Discussion and Analysis of Financial Condition and Results of Operations, as a result of the restatement of our consolidated financial statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited & Restated) December 31, 2010	March 31, 2010
Assets
Current Assets:
Cash and Cash Equivalents	$95,021	$42,512
Prepaid Expenses	869,425	-
Other Current Assets	5,950	-
Total Assets	$970,396	$42,512

Liabilities and Shareholders' Earnings (Deficit)
Current Liabilities:
Accounts Payable	$77,804	$71,358
Loans Payable-Management	6,675	39,993
Current Portion of Convertible Notes Payable	158,750	-
Accrued Interest	40,784	4,370
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	298,224	129,932

Convertible Notes Payable, Less Current Portion	245,000	204,750
Total Liabilities	543,224	334,682

Shareholders’ Earnings (Deficit)
Common Stock, par value $0.01 per share, 250 million shares authorized, 194,266,836 shares issued (105,115,744 shares as of March 31, 2010)	1,942,668	1,051,157
Preferred Stock, par value $0.01 per share, 50 million shares authorized, none issued	-	-
Shares held in Escrow	(250,000)	(250,000)
Additional Paid In Capital	1,651,586	-
Retained Deficit	(2,917,082)	(1,093,327)
Total Shareholders' Earnings (Deficit)	427,172	(292,170)
Total Liabilities and Shareholders' Earnings (Deficit)	$970,396	$42,512

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009, THE NINE MONTHS ENDED
DECEMBER 31, 2010, AND PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) TO DECEMBER 31, 2009 AND 2010 (UNAUDITED)

	(Unaudited)Three Months Ended		(Unaudited) Nine Months Ended	(Unaudited) Period From June 17, 2009 to	(Unaudited) Period From Date of Inception (June 17, 2009) to
December 31,	2010 (Restated)	2009	2010 (Restated)	2009	2010 (Restated)
Revenues	$-	$-	$-	$-	$-

Expenses
Marketing and Advertising	9,790	11,300	23,798	11,300	36,566
Professional Services	545,600	249,727	998,797	267,142	1,287,615
Interest	21,685	1,093	36,414	3,278	40,784
Office and General Administrative	11,948	1,103	31,672	1,103	35,828
Rent	3,446	6,138	10,383	6,138	19,974
Total Expenses	592,469	269,361	1,101,064	288,961	1,420,767

Loss from Operations	(592,469)	(269,361)	(1,101,064)	(288,961)	(1,420,767)

Other Expense (Income)
Gain on Debt Forgiveness	-	(10,501)	-	(10,501)	(10,501)
Recapitalization Expenses	-	-	-	759,590	759,590
Total Other Expenses(Income)	-	(10,501)	-	749,089	749,089

Net Loss	$(592,469)	$(258,860)	$(1,101,064)	$(1,038,050)	$(2,169,856)

Earnings per Share
Basic	$(0.0034)	$(0.0033)	$(0.0080)	$(0.0147)
Diluted	$(0.0034)	$(0.0033)	$(0.0080)	$(0.0147)

Weighted Average Common Shares Outstanding
Basic	171,984,431	79,251,547	137,054,208	70,497,931
Diluted	171,984,431	79,251,547	137,054,208	70,497,931

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EARNINGS (DEFICIT)
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH DECEMBER 31, 2010

	Shares	Common Stock	Shares Held in Escrow	Additional Paid In Capital	Retained Deficit	Total
Balance at Inception (June 17, 2009)	14,405,908	$144,059	$-	$-	$-	$144,059

Common Stock Issued for Services	24,000,000	240,000	-	-	-	240,000
Common Stock Issued for Satisfaction of Convertible Note Payable	41,709,836	417,098	-	-	(24,535)	392,563
Shares Issued for Collateral	25,000,000	250,000	(250,000)	-	-	-
Net Loss	-	-	-	-	(1,068,792)	(1,068,792)
Balance at March 31, 2010	105,115,744	$1,051,157	$(250,000)	$-	$(1,093,327)	$(292,170)

Common Stock Issued for Services	10,240,000	102,400	-	14,470	-	116,870
Common Stock Earned but not Issued	-	-	-	1,651,586	-	1,651,586
Common Stock Issued for Satisfaction of Convertible Note Payable	78,911,092	789,111		(14,470)	(722,691)	51,950
Net Loss	-	-	-	-	(1,101,064)	(1,101,064)
Balance at December 31, 2010 – Unaudited & Restated	194,266,836	$1,942,668	$(250,000)	$1,651,586	$(2,917,082)	$427,172

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010, THE PERIOD FROM
THE DATE OF INCEPTION (June 17, 2009) TO DECEMBER 31, 2009 and 2010 (UNAUDITED)

	Nine Months Ended December 31, 2010 (Restated)	Period from the Date of Inception to December 31, 2009	Period from the Date of Inception to December 31, 2010 (Restated)
Cash Flows from Operating Activities
Net Loss	$(1,101,064)	$(1,038,050)	$(2,169,856)
NON-CASH ADJUSTMENTS
Common Stock Issued in Exchange for Services	899,031	240,000	1,139,031
Gain on Debt Forgiveness	-	(10,501)	(10,501)
Loss on Recapitalization	-	759,590	759,590
Changes in Assets and Liabilities
Accounts Payable	6,446	(20,241)	(13,795)
Accrued Interest	36,414	(1,250)	39,534
Net Cash Used in Operating Activities	(159,173)	(70,452)	(255,997)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payable	245,000	-	269,235
Net (Repayment) Proceeds from Shareholder Loans	(33,318)	98,535	81,783
Net Cash Provided by Financing Activities	211,682	98,535	351,018

Net Change in Cash and Cash Equivalents	52,509	28,083	95,021

Cash and Cash Equivalents – Beginning of Period	42,512	-	-
Cash and Cash Equivalents – End of Period	$95,021	$28,083	$95,021

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-	$-
Net cash payments for income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services	$116,870	$240,000	$356,870
Common Stock Earned but not Issued	$1,651,586	$-	$1,651,586
Common Stock Issued in Satisfaction of Convertible Note Payable	$51,950	$7,000	$61,450

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE E -GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the nine months ended December 31, 2010 of $1,101,064.  As of December 31, 2010 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of approximating $2,917,082. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE G - COMMON & PREFERRED STOCK

During the nine months ended December 31, 2010, the Company did not issue any shares of its Preferred Stock.  The Company had issued 78,911,092 shares of common stock in satisfaction of $51,950 of convertible notes payable and 10,240,000 shares of common stock for services rendered and to be rendered in future periods in the amount of $116,870.  The amount of services rendered and to be rendered in future periods amounted to $91,670 and $25,200, respectively.   The amount for services rendered already was recorded in the professional services line on the consolidated statement of operations and the amount for services to be rendered in future periods was recorded in the prepaid expense line on the consolidated balance sheets.

In August 2010, the Company entered into several consulting agreements with third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 153,178,310 shares of Common Stock had vested as of December 31, 2010 for $844,225 of services to be rendered in the future and $807,361 of services rendered already.  The amount for services to be rendered in future periods was recorded in the prepaid expense line on the consolidated balance sheets and the amount for services rendered already was recorded in the professional services line on the consolidated statement of operations.  The shares of Common Stock are expected to be issued within the year as the number of authorized shares increase, as discussed in Note H.

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

NOTE I – RESTATEMENT

These financial statements have been restated in June 2011.  The effect of the restatement was to reflect the financial impact of the vesting of 153,178,310 shares of Common Stock as discussed in Note G – Common & Preferred Stock.

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

Since we have no employees, the largest expenses during the three and nine months ended December 31, 2010 were for professional services.  The expense related to professional services was $545,600 and $998,797 for the three and nine month periods ended December 31, 2010, respectively, and which totaled $1,287,615 during the period from inception (6/17/2009) to December 31, 2010.

We realized net losses of $592,469 and $1,101,064 for the three and nine month periods ended December 31, 2010, respectively.  During the period from inception to December 31, 2010, we realized a retained deficit of $2,917,082, primarily due to operating losses of $1,420,767, a loss of $759,590 due to recapitalization expenses during the period from inception to December 31, 2010 and issuance of shares below par value which has totaled $747,226 since the inception of the Company (6/17/2009).

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

In August 2010, the Company entered into four consulting agreements with third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 153,178,310 shares of common stock have vested as of December 31, 2010.

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

ITEM 6. EXHIBITS

10.1	Convertible Note dated September 3, 2010 (previously filed)

10.2	Convertible Note dated September 17, 2010 (previously filed)

10.3	Continental Investment Group, Inc. Consulting Agreement (previously filed on Form 8-K Current Report dated June 2, 2011)

10.4	TRO Investments, Inc. Consulting Agreement (previously filed on Form 8-K Current Report dated June 2, 2011)

10.5	Connied, Inc. Consulting Agreement (previously filed on Form 8-K Current Report dated June 2, 2011)

10.6	Fuselier and Co., Inc. (previously filed on Form 8-K Current Report dated June 2, 2011)

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Certification pursuant to Section 1350

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

Date: June 6, 2011	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer