Form 10-K
period 2011-03-31
INOLIFE TECHNOLOGIES, INC.
filed 2011-07-06
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-50863

INOLIFE TECHNOLOGIES, INC.
 (Exact Name of Registrant as Specified in its Charter)

NEW YORK	30-0299889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8601 SIX FORKS ROAD SUITE 400, RALEIGH, NC 27615
 (Address of principal executive offices)

Issuer’s Telephone Number, including Area Code:  (919) 676-5334

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ($0.0149 on September 30, 2010).   $2,323,773.36 on September 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of June 30, 2011 there were 816,348,003 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

INOLIFE TECHNOLOGIES, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS “BELIEVES,” “EXPECTS,” “INTENDS,” “ANTICIPATES,” “PLANS TO,” “ESTIMATES,” “PROJECTS,” OR SIMILAR EXPRESSIONS. THESE FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT’S BELIEF AS TO THE FUTURE OF THE COMPANY. WHETHER THOSE BELIEFS BECOME REALITY WILL DEPEND ON MANY FACTORS THAT ARE NOT UNDER MANAGEMENT’S CONTROL. MANY RISKS AND UNCERTAINTIES EXIST THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED “RISK FACTORS.” READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS.

PART 1

ITEM 1. BUSINESS

History

InoLife Technologies, Inc. was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care Properties, Ltd.   The Company remained dormant until 2004, when one of the Company’s shareholders purchased a controlling interest.  In February 2004, the Company began its development stage as an internet based marketing company. The Company, as of December 2007 discontinued its internet marketing due to difficulties with service providers and subsequent cancellations by customers.  In August 2009, Gary Berthold purchased 35,013,540 shares of the Company’s common stock from Kenneth Keller, representing a majority of the outstanding shares.  In connection with the purchase, all of the directors and officers of the Company resigned from their positions, after first appointing Mr. Berthold to serve as sole director and sole officer.

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

General

We are a development stage service-based healthcare product marketing company. We currently market: (1) a DNA testing for Plavix;  (2) Pre-Disposition screening for certain genetic diseases, and ancestry and paternity tests. We license the DNA test kits from InoHealth Products, Inc., an entity owned and controlled by our officers.  We intend to identify, integrate and bring to market innovative healthcare-based products that provide timely and practical solutions for both humans and companion animals.  The primary products and services that we are currently addressing focus upon those specific products and services that provide key solutions through the innovative use of specific DNA testing and Genetic analysis systems.

The principal users of our products that we target include Healthcare Providers including Physicians, Veterinarians, hospitals, and outpatient facilities, in addition to individuals with a direct need for the solutions we provide. We will be marketing and distributing our products to a wide variety of end-users through both direct sales over the internet and through healthcare providers, as well as through distributors and retail sites including pharmacies and department stores.

Inolife Technologies, Inc. is currently organized to address two specific, but different, diagnostic testing markets:

The Companion Animal (Dogs & Cats) Healthcare Market
The Human Healthcare Market

Companion Animal Healthcare

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

InoVet, Inc. was established to provide Veterinary Healthcare products and services. The current primary mission of InoVet, Inc. is to introduce and further develop Bone Marrow Transplantation and other cancer treatment procedures to benefit companion animals (dogs and cats) that are diagnosed with lymphoma, other types of cancers, and other diseases that are currently incurable.

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

The primary initial DNA testing and analysis products for humans that we are working to bring to market as of the date of this report are the following:

•
IHP Plavix Metabolizing Test (Cytochrome P450 2C19) – Our Plavix metabolizing test is currently being used to identify how a patient’s genetic inheritance may affect the body’s response to Plavix (Clopidogrel).  This test is only available through the medical community including physicians, hospitals and medical clinics.

•
IHP DNA Predisposition Test and Analysis - Our DNA predisposition testing service that will reveal an individual’s genetic predisposition for 25 diseases and conditions in categories such as cardiovascular, cancers, immune disorders and other general health conditions.  The predisposition test is for medical informational purposes only and is only available through the medical community including physicians, hospitals and medical clinics..

•
IHP Ancestral Origins Test - With our DNA ancestry test, an individual’s DNA profile is established and then compared against hundreds of global populations and fourteen anthropological regions whose collective genetic information is known and scientifically validated.

•
IHP Paternity Test - Our DNA paternity testing system is a premium 16-marker DNA test that utilizes the most powerful standard DNA testing  parameters in the industry and making it quick, simple and definitive as possible.

We secure our product lines through independent development, licensing, joint ventures and teaming relationships. Pursuant to a Strategic Alliance and Marketing Agreement that we entered into with Inohealth Products, Inc., an entity owned and controlled by our executive officers.  Pursuant to the terms of the agreement, the Company granted InoHealth Products a license to market, sell and distribute products. The products may be marketed, sold and distributed throughout the United States.  The Company has agreed to pay InoHealth Products a royalty fee based on the sale of such products.  The initial term of the agreement expires on or about December 31, 2011 and automatically renews on an annual basis provided that neither party provides the other with at least 60-days advance prior written notice of termination..

The U.S. DNA-Based Diagnostic and Test Market

We believe DNA-based testing is moving into a new phase. Transformational technologies are allowing complex genetic (specific gene) and genomic (large numbers of genes) tests to move from research-only labs into medical and clinical labs that perform tests for individual patients to identify genes associated with specific medical conditions. Progress in this young industry is currently proceeding at a furious pace. New discoveries about the genetic basis of disease are being made virtually every day. And even though DNA-based tests currently have a relatively small impact on how medicine is practiced today, each new and encouraging development is a step closer to a day when healthcare can be tailored or personalized to an individual’s genetic makeup. We believe that genetic testing and analysis will ultimately transform the entire spectrum of medical disease management, from assuring the early detection of disease, to defining the prognosis of disease evolution and predicting a patient’s response to specific therapies.

We intend to market of state-of-the-art DNA-based test products throughout the U.S. This includes such DNA-based tests that screen for disease, confirm a diagnosis in someone with disease symptoms, or even, before any evidence of symptoms, determine if you carry a gene that predisposes you to disease even before it causes symptoms.

We intend on identifying and bringing to market the category of genetic tests that predict risk of disease and predict the best treatment regimens for diagnosed disease. This category, known as Pharmacogenomics, involves the identification and determination of how an individual’s genetic inheritance affects the body’s response to drugs. The term comes from the words pharmacology and genomics and is thus the intersection of pharmaceuticals and genetics.   Pharmacogenomics holds the promise that drugs might one day be tailor-made for individuals and adapted to each person’s own genetic makeup. Environment, diet, age, lifestyle, and state of health all can influence a person’s response to medicines, but understanding an individual’s genetic makeup is thought to be the key to creating personalized drugs with greater efficacy and safety.

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

The contribution that these tests can make to patient outcome, however, could face several potential obstacles to DNA-based tests becoming standard medical practice. Such potential obstacles include reimbursement and regulation issues, matters of genetic privacy and ethics, potential lack of standardization across test platforms, and the ability of current healthcare providers to fully interpret test data.

Supply and Distribution

We intend to work with third party suppliers and manufactures on a per order basis, without any long-term agreements. Except for InoHealth Products, a related party, we currently have no agreements with suppliers, distributors or manufacturers. In the event that a manufacturer is unable to meet supply or manufacturing requirements at some time in the future, we may suffer short-term interruptions of delivery of certain products while we establish an alternative source. We also rely on third party carriers for product shipments, including shipments to and from distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers’ ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate matter would harm our reputation, our business and results of operations.

Research and Development

The Company currently does not engage in any research or development.

Competition

The markets in which we compete include successful and well-capitalized competitors that vary in size and scope. The majority of our competitors are more established, benefit from greater name recognition and have substantially greater resources than us. Moreover, we could face additional competition as other established and emerging companies enter the market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customers, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and operating results. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of our prospective consumers. While we believe we can differentiate our product from these current and future competitors, focusing on the products' functionality, flexibility, adaptability and features, there can be no assurance that we will be able to compete successfully against current and future competitors. The failure to effectively compete would have a material adverse effect upon our business, financial condition and operating results.

Government Regulation

The products we intend to market are governed by the FDA in the United States and by comparable agencies in other countries. For most of these products, the regulations require extensive clinical trials and other testing and government review and final approval prior to marketing the product.  This procedure is the responsibility of product developers and manufacturers and not our company. Any failure by the entities that manufacture the products to ultimately market to obtain, or any delay in obtaining, regulatory approvals could adversely affect our ability to market such products.

Intellectual Property

We currently rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We enter into proprietary information and confidentiality agreements with our employees, consultants and commercial partners and control access to, and distribution of our proprietary information.  We currently do not have any trademarks or copyrights.

Employees

We currently have two employees.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies. However, certain material risk factors are described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.      PROPERTIES

We currently rent approximately 350 square feet of office space in an executive office suite that also provides phone and administrative services. Our rent is $1,200 per month and our lease expires on November 30, 2011.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[Removed and reserved].

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. MARKET INFORMATION

Market Information

Our common stock is quoted on the OTCBB under the symbol “INOL.” The following table sets forth the high and low closing prices for our common stock for each quarter during the last two fiscal years.  The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.  The closing price of our common stock on June 27, 2011 was $0.0016.

	High	Low
Fourth Quarter Ended March 31, 2011	$0.0195	$0.0015
Third Quarter Ended December 31, 2010	$0.0349	$0.0024
Second Quarter Ended September 30, 2010	$0.1104	$0.0011
First Quarter Ended June 30, 2010	$0.0110	$0.0017
Fourth Quarter Ended March 31, 2010	$0.0250	$0.0031
Third Quarter Ended December 31, 2009	$0.2500	$0.0200
Second Quarter Ended September 30, 2009	$0.2500	$0.0300
First Quarter Ended June 30, 2009	$1.9000	$0.0100

B. SHAREHOLDERS

As of June 20, 2011, we had approximately 230 holders of record of our common stock.

C. DIVIDENDS

The Company has never paid or declared any cash dividends on its Common and Preferred Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

D.  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

E. SALE OF UNREGISTERED SECURITIES

We have sold securities without registration under the Securities Act of 1933, or the Securities Act, in reliance upon the exemption provided in Section 4(2) as described below.

In August 2010, the Company entered into consulting agreements with four third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 216,803,622 shares of Common Stock had vested as of March 31, 2011 for $954,275 of services to be rendered in the future and $943,373 of services previously rendered.

During the year ended March 31, 2011, the Company issued an aggregate of 121,852,720 shares of its common stock to approximately five note holders pursuant to the conversion of Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $79,250.

During the year ended March 31, 2011, the Company issued 60 shares of its series B convertible preferred stock to two executive officers of the Company in consideration of 40% of their 2012 fiscal year salaries.

During the year ended March 31, 2011, the Company issued 10,240,000 shares of common stock for services rendered in the amount of $116,870 to five third-party service providers.

During March 2011, the Company issued 23,500,864 shares of common stock in satisfaction of $16,105 of accounts payable balances to a third party vendor.

F. REPURCHASE OF EQUITY SECURITIES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2010.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this report contains forward-looking statements, which are generally identifiable by use of the words” believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions.  These forward-looking statements represent Management’s belief as to the future of the Company.  Whether those beliefs become reality will depend on many factors that are not under management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

Due to our continued lack of funds, our operations are very limited.  As a result, we realized no revenue during the year ended March 31, 2011.

The largest expenses during the year ended March 31, 2011 were for consulting services.  The expense related to consulting services was $1,256,020 for the year ended March 31, 2011, which totaled $1,544,838 for the period since inception (6/17/2009) to March 31, 2011.  The majority of the consultants are being paid through the issuance of common stock.  Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions.  Our executive officers received $29,650 during the year ended March 31, 2011, which was paid as a consulting expense.  The Company has issued 10,240,000 shares of common stock related to $116,870 of consulting services rendered during the 2011 fiscal year and 60 shares of preferred stock related to $233,560 of consulting services to be rendered in the fiscal year 2012.  Additionally, the Company is obligated to issue 216,803,622 shares of common stock in the next twelve months related to $954,275 of services rendered in the fiscal year 2011 and $943,373 of services to be rendered in the fiscal year 2012.  The total amount of services to be rendered in the fiscal year 2012 and later has been recorded in prepaid expenses in the amount of $1,176,933.

We realized a net loss of $1,431,432 for the year ended March 31, 2011.  During the period from inception to March 31, 2011, we realized a retained deficit of $2,500,224, primarily due to operating losses of $1,751,135 and a loss of $759,590 due to recapitalization expenses during the period from inception to March 31, 2011.

Liquidity and Capital Resources

At March 31, 2011 we have cash of approximately $170,546. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors.  However, during the year ended March 31, 2011, we received $459,491 through the issuance of convertible debentures, as further described below.  As a result, through March 31, 2011, we had used a majority of our funds for our operations.

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of March 31, 2011, there were $584,992 of convertible notes payables with $313,992 maturing within one year and the remaining portion of $271,000 maturing in two years.  As of March 31, 2010, there were $204,750 of convertible notes payables that matures on November 2011. During the year ended March 31, 2011, the Company issued an aggregate of 121,852,720 shares of its common stock to issuers pursuant to the conversion of the convertible debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $79,250.

We continue to actively seek investment capital.  At the present time, however, we have had limited commitments from funders to provide us any additional funds.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably expected to have a current or future effect on our financial condition or results of operations.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There were no recent accounting pronouncements that are likely to have a material effect on the Company’s financial position or results of operations.

Plan of Operation

The plan of operation of the Company for the next twelve months is centered around two main goals. First, the Company currently intends to identify, develop and market multi-faceted, human diagnostic product lines marketed towards both potential professional medical and retail customers.  Based upon the Company’s recent execution of a Strategic Alliance Agreement with InoHealth Products, Inc., the Company currently markets product lines that pertain to human genetic DNA testing.

Secondly, the Company intends to focus upon developing and implementing business opportunities based upon the body of research already accomplished by InoVet in the area of developing and introducing new treatments and support services that help prevent and treat cancer in companion animals. As part of its plan, the Company will seek to identify and establish formal working relationships and partnerships with Veterinary Oncologists and Veterinary Cancer Researchers throughout the United States.

The Company currently has limited financial resources available. The Company’s continued existence is strongly dependent upon its ability to raise capital and to successfully develop, market and sell its products.  The Company plans to raise working capital through equity and/or debt offerings and future profitable operations.  However, the Company does not presently have any assurances that such additional capital is, or will be available.  There is a limited financial history of operations from which to evaluate our future prospects, including our ability to develop a wide base of customers for our products and services. We may encounter unanticipated problems, expenses and delays in marketing our products and services and securing additional customers. If we are not successful in developing a broad enough market for our products and services, our ability to generate sufficient revenue to sustain our operations would be adversely affected.

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

Because we have a limited operating history to evaluate our company and are implementing a new business model, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delay frequently encountered by a new company.

Since we have a limited operating history we cannot assure you that our business will generate revenues or be profitable. Early stage companies often are unsuccessful and encounter unanticipated expenses and difficulties, investors should consider this risk in determining whether to purchase or sell our common stock.

Our current management holds significant control over our common stock and they may be able to control our Company indefinitely.

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control.   As of March 31, 2011, our directors and executive officers as a whole, beneficially own approximately 45,513,540 shares of our common stock and 60 shares of our Series B Convertible Preferred Stock which convert at any time into 60% of our outstanding common stock on a fully diluted basis. The above-described significant stockholders will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

PAGE(S)

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of March 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010, and the Period From Date of Inception (June 17, 2009) to March 31, 2011	F-4
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Period From Date of Inception (June 17, 2009) Through March 31, 2011	F-5
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2011 and 2010 Period From Date of Inception (June 17, 2009) Through March 31, 2011	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of InoLife Technologies, Inc.

We have audited the accompanying consolidated balance sheets of InoLife Technologies, Inc. as of March 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ earnings (deficit), and cash flows for the period of inception, June 17, 2009, through March 31, 2011. InoLife Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InoLife Technologies, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the period of inception, June 17, 2009, through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (X). The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP
Rochester, New York
July 1, 2011

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
Assets
Current Assets:
Cash and Cash Equivalents	$170,546	$42,512
Prepaid Expenses	1,176,933	-
Total Assets	$1,347,479	$42,512

Liabilities and Shareholders’ Earnings (Deficit)
Current Liabilities:
Accounts Payable	$65,224	$71,358
Loans Payable-Management	-	39,993
Current Portion of Convertible Notes Payable	313,992	-
Accrued Interest	63,221	4,370
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	456,648	129,932

Convertible Notes Payable, Less Current Portion	271,000	204,750
Total Liabilities	727,648	334,682

Shareholders’ Earnings (Deficit)
Common Stock, par value $0.0001 per share, 900,000,000 shares authorized, 260,709,328 shares issued (105,115,744 shares as of March 31, 2010)	26,071	10,512
Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized, 60 shares issued (none issued as of March 31, 2010)	1	-
Shares held in Escrow	(2,500)	(2,500)
Additional Paid In Capital	3,096,483	768,610
Retained Deficit	(2,500,224)	(1,068,792)
Total Shareholders’ Earnings (Deficit)	619,831	(292,170)
Total Liabilities and Shareholders’ Earnings (Deficit)	$1,347,479	$42,512

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010, AND PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) TO MARCH 31, 2011

	Year Ended		Period From Date of Inception (June 17, 2009) to March 31,
	2011	2010	2011
Revenues	$-	$-	$-

Expenses
Marketing and Advertising	24,026	12,768	36,794
Professional Services	1,256,020	288,818	1,544,838
Interest	72,876	4,370	77,246
Office and General Administrative	64,379	4,156	68,535
Rent	14,131	9,591	23,722
Total Expenses	1,431,432	319,703	1,751,135

Loss from Operations	(1,431,432)	(319,703)	(1,751,135)

Other Expense (Income)
Gain on Debt Forgiveness	-	(10,501)	(10,501)
Recapitalization Expenses	-	759,590	759,590
Total Other Expenses(Income)	-	749,089	749,089

Net Loss	$(1,431,432)	$(1,068,792)	$(2,500,224)

Earnings per Share
Basic	$(0.0090)	$(0.0152)
Diluted	$(0.0090)	$(0.0152)

Weighted Average Common Shares Outstanding
Basic	159,413,775	70,497,931
Diluted	159,413,775	70,497,931

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EARNINGS (DEFICIT)
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH MARCH 31, 2011

	Common Shares	Preferred Shares	Common Stock	Preferred Stock	Shares Held in Escrow	Additional Paid In Capital	Retained Deficit	Total
Balance at Inception (June 17, 2009)	14,405,908	-	$1,441	$-	$-	$142,618	$-	$144,059

Common Stock Issued for Services	24,000,000	-	2,400	-	-	237,600	-	240,000
Common Stock Issued for Satisfaction of Convertible Note Payable	41,709,836	-	4,171	-	-	388,392	-	392,563
Shares Issued for Collateral	25,000,000	-	2,500	-	(2,500)	-	-	-
Net Loss	-	-	-	-	-	-	(1,068,792)	(1,068,792)
Balance at March 31, 2010	105,115,744	-	$10,512	$-	$(2,500)	$768,610	$(1,068,792)	$(292,170)

Common Stock Issued for Services	10,240,000	-	1,024	-	-	115,846	-	116,870
Preferred Stock Issued for Services	-	60	-	1	-	233,559	-	233,560
Common Stock Earned but not Issued for Services	-	-	-	-	-	1,897,648	-	1,897,648
Common Stock Issued for Satisfaction of Liabilities	145,353,584	-	14,535	-	-	80,820	-	95,355
Net Loss	-	-	-	-	-	-	(1,431,432)	(1,431,432)
Balance at March 31, 2011	260,709,328	60	$26,071	$1	$(2,500)	$3,096,483	$(2,500,224)	$619,831

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010, AND THE PERIOD FROM THE DATE OF INCEPTION (June 17, 2009) TO MARCH 31, 2011

	Year Ended		Period From Date of Inception (June 17, 2009) to March 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net Loss	$(1,431,432)	$(1,068,792)	$(2,500,224)
NON-CASH ADJUSTMENTS
Common Stock Earned but not Issued for Services	954,275	-	954,275
Common Stock Issued for Services	116,870	240,000	356,870
Gain on Debt Forgiveness	-	(10,501)	(10,501)
Loss on Recapitalization	-	759,590	759,590
Changes in Assets and Liabilities
Accounts Payable	9,972	(20,241)	(10,269)
Accrued Interest	58,851	3,120	61,971
Net Cash Used in Operating Activities	(291,464)	(96,824)	(388,288)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payables	459,491	24,235	483,726
Net (Repayment) Proceeds from Shareholder Loans	(39,993)	115,101	75,108
Net Cash Provided by Financing Activities	419,498	139,336	558,834

Net Change in Cash and Cash Equivalents	128,034	42,512	170,546

Cash and Cash Equivalents – Beginning of Period	42,512	-	-
Cash and Cash Equivalents – End of Period	$170,546	$42,512	$170,546

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-	$-
Net cash payments for income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services	$116,870	$240,000	$356,870
Preferred Stock Issued for Services	$233,560	$-	$233,560
Common Stock Earned but not Issued for Services	$1,897,648	$-	$1,897,648
Common Stock Issued in Satisfaction of Liabilities	$95,355	$9,500	$104,855

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A - THE COMPANY

HISTORY
InoLife Technologies, Inc. was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care Properties, Ltd.  During 1999, the Company ceased its operations  The Company remained dormant until 2004, when one of the Company’s shareholders purchased a controlling interest. In February 2004, the Company began its development stage as an internet based marketing company.  The Company, as of December 2007 discontinued its internet marketing due to difficulties with service providers and subsequent cancellations by customers.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF ACCOUNTING
The financial statements of Inolife Technologies, Inc. (the “Company” included herein) have been prepared by the Company pursuant to the rules and regulations of the Security Exchange Commission (the “SEC”). The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the years ended March 31, 2011 and 2010. Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital and stock awards.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results can differ from those estimates.

EARNINGS PER COMMON SHARE
Earnings (loss) per common share is computed in accordance with FASB ASC 260 “Earnings by Share” by dividing income available to common stockholders by weighted average number of common shares outstanding for each period.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

PREPAID EXPENSES
Prepaid expenses consist of services to be rendered from consultants and is amortized as services are rendered.  See Note G – Common & Preferred Stock for further details.

INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC 740, “Accounting For Income Taxes” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.  The Company had no material deferred tax assets or liabilities for the period presented.  Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future benefits to be derived from net operating losses and tax credit carry forwards.  The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets.  The Company’s open tax periods are 2008 through 2010.

REVENUE RECOGNITION
Revenues are recognized when they are realized or realizable, and are earned when goods are transferred or services rendered.

NOTE C - RECLASSIFICATION

Certain reclassifications have been made to the financial statement presentation in the prior period to correspond to the current year’s format.

NOTE D - RECENT ACCOUNTING UPDATES

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There were no recent accounting pronouncements that are expected to have a material effect on the Company’s financial position or results of operations.

NOTE E - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the year ended March 31, 2011 of $1,431,432.  As of March 31, 2011 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of $2,500,224. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE F – CONVERTIBLE NOTES PAYABLE

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of March 31, 2011, there were $584,992 of convertible notes payables with $313,992 maturing within one year and the remaining portion of $271,000 maturing in two years.  As of March 31, 2010, there were $204,750 of convertible notes payables that mature on November 2011.

During the year ended March 31, 2011, the Company issued an aggregate of 121,852,720 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $79,250.

NOTE G - COMMON & PREFERRED STOCK

During the year ended March 31, 2011, the Company issued 60 shares of its Series B Convertible Preferred Stock to officers of the Company in consideration of 40% of their 2012 fiscal year salaries.  This amounted to $233,600 which was recorded in the prepaid expense line on the consolidated balance sheet.  Each holder of Series B Preferred Stock shall have the right at any time to convert all (but not part) of his shares of Series B Preferred Stock into shares of the Company’s common stock such that each share of the Series B Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion (whereby in the event all of the Series B Preferred Stock is converted, the Company shall issue that number of fully paid and non-assessable shares of Common Stock as shall be 60% of the Company’s common stock).  The shares of Series B Preferred Stock shall vote together with the Company’s Common Stock, except as otherwise required by law.  The number of votes for the Series B Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion.  The Series B Preferred Stock is not entitled to dividends or preference upon liquidation.  The holders have contractually agreed that with certain exceptions, the Preferred Stock is not convertible into common stock for so long as the holder is an officer and director of the Company.

The Company had issued 121,852,720 shares of common stock in satisfaction of $79,250 of convertible notes payable, 23,500,864 in satisfaction of $16,105 of accounts payable balances, and 10,240,000 shares of common stock for services rendered in the amount of $116,870.   The amount for services rendered was recorded in the professional services line on the consolidated statement of operations and the amount for services to be rendered in future periods was recorded in the prepaid expense line on the consolidated balance sheets.

In August 2010, the Company entered into several consulting agreements with third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 216,803,622 shares of Common Stock had vested as of March 31, 2011 for $954,275 of services to be rendered in the future and $943,373 of services rendered already.  The amount for services to be rendered in future periods was recorded in the prepaid expense line on the consolidated balance sheets and the amount for services rendered already was recorded in the professional services line on the consolidated statement of operations.  The shares of Common Stock are expected to be issued within the next twelve months.

NOTE H – SUBSEQUENT EVENTS

On or about June 10, 2011, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the voting stock of the Company approving an amendment to the Certificate of Incorporation of the Company, pursuant to which the Company will increase the authorized capital of the Company to a total of 5,010,000,000 consisting of 5,000,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.01 per share. It is anticipated that the amendment shall be effective on or about July 30, 2011.

Subsequent to the period covered by this report and through June 30, 2011, the Company issued approximately 555,638,675 shares of common stock, consisting of:  (1) approximately 310,500,000 shares issued to note holders pursuant to the conversion of convertible notes and interest thereon; (2) an aggregate of  approximately 205,000,000 shares to Connied, Inc., Tro Investments, Inc., Continental Investments Group, Inc. and Fusilier & Co., Inc. under consulting agreements; and (3) approximately 40,000,000 shares in consideration of marketing and investor relations services.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.  The deficiencies resulted in our failure to timely recognize the financial impact of the vesting of 105,703,843 shares of common Stock and 153,178,310 shares of common stock issued in connection with the consulting agreements during the periods ended September 30, 2010 and December 31, 2010, respectively.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of consultants and legal and accounting professionals.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As of July 1, 2011, the current directors and executive officers of InoLife who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position
Gary Berthold	60	CEO, CFO, Director
Sharon Berthold	59	Executive Vice President (EVP), Director

GARY BERTHOLD
Chief Executive Officer, Chief Financial Officer, Director

Since 2006 Mr. Berthold has been the manager-member of several companies involved in veterinary research: PharmaCom BioVet, Inc., InoVet Ltd., and PharmaCom BioVet , LLC..  From 2003 to 2007 Mr. Berthold co-owned a software development company involved in the home automation industry. From 2004 to 2006 he also served as manufacturer’s rep for several pet food and pet supply companies. Since 2000 Mr. Berthold has owned and managed a series of retail pet stores. Mr. Berthold is the spouse of Sharon Berthold, a director of the Company.

SHARON BERTHOLD
Executive Vice President, Director

Prior to her involvement with InoLife Technologies, Inc., Sharon spent several years working at two different Veterinary Hospitals in the capacity of Practice Management and Administration.  The majority of Sharon’s previous business experience is in management, human resources, customer service and administration within the soft-drink, food and marketing businesses.  Sharon spent over 15 years as an independent business owner within both the construction and companion animal related industries.  She has extensive corporate experience from 1975 through 1993 in the capacity of Human Resource management and Office Administration.  Sharon has developed business relationships with various academic universities, veterinary oncologists, medical DNA testing and manufacturing facilities throughout the country in order to incorporate products into the medical and veterinary markets.

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

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because of its limited number of management personnel.

Section 16(A) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2011, except as follows:

Gary Berthold and Sharon Berthold filed Form 4 late disclosing that effective January 24, 2011, the Company issued an aggregate of 60 shares of preferred stock designated as Series B Convertible Preferred Stock to Gary Berthold and Sharon Berthold.

ITEM 11.      EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of the Company’s other most highly compensated executive officers who were serving as executive officers at March 31, 2011.  The following table sets forth all compensation awarded to, earned by, or paid by InoLife Technologies Inc.

Summary Compensation Table for the Fiscal Years Ended March 31, 2011 and March 31, 2010

Executive	Fiscal Year	Salary		Bonus	Stock Awards	Total Compensation
Gary Berthold, CEO	2011	14,825	(1)	--	--	14,825
	2010	-		--	--	--

Sharon Berthold, EVP	2011	14,825	(1)	--	--	14,825

Jan Kaplan(2)	2010	-		--	--	--
_________________
(1)	Excludes 30 shares of Series B convertible preferred stock issued to each employee. See discussion of employment agreements below.

(2)	Resigned as CFO on September 7, 2010.

Option Grants to Our Named Executive Officers

No options have been granted to our named executive officers during the last two fiscal years.

Employment Agreements with Our Named Executive Officers

While the Company did not have any compensation agreements with its current executive officers during fiscal 2011, on April 30, 2011, the Company entered into executive employment agreement with Gary Berthold and Sharon Berthold (each an “Employee” and collectively, the “Employees”).  Under the terms of the executive employment agreements, Mr. Berthold has agreed to serve as our chairman of the board of directors, president and chief executive officer on an at-will basis and Mrs. Berthold has agreed to serve on our board of directors and as executive vice president on an at-will basis.

The agreement for Gary Berthold provides for an initial base salary of $310,000 per year and the agreement for Sharon Berthold provides for an initial base salary of $274,000 per year.  Both agreements provide an increase at the discretion of the board of directors, paid vacation of at least four weeks per year and a reasonable monthly automobile allowance. The Employees are eligible to receive increases and annual cash incentive bonuses at the discretion of the board of directors.  The Employees are also eligible to participate in benefit and incentive programs we may offer. We have also agreed to enter into an indemnification agreement with each Employee upon terms mutually acceptable to us and each Employee.

The employment agreement contains non-competition provisions that prohibit Employee from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for one year afterward. The agreement also contains provisions that restrict disclosure by Employee of our confidential information and assign ownership to us of inventions related to our business that are created by such Employee during employment.

We may terminate the agreement at any time, with or without due cause. “Due cause” includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. “Due cause” also includes abuse of controlled substances or alcohol and breach, nonperformance or nonobservance of any of the terms of the agreement, provided that Employee fails to satisfactorily remedy the performance problem following 30 days’ written notice.

Employee may terminate the agreement at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason, and Employee must furnish us with written notice of the event within 30 days after the initial existence of the event and provide us with at least a 30-day cure period. “Good reason” includes: a material diminution in his authority, duties, responsibilities, titles or offices; a purported reduction in Employee’s base salary in an amount greater than 10% below the base salary in effect at the time of the reduction; our failure to timely cure or diligently initiate a cure of any material breach within 30 days after Employee gives us written notice of the breach.

If we terminate Employee’s employment for due cause or due to Employee’s breach of his employment agreement by refusing to continue his employment, or if Employee terminates his employment without good reason, then all compensation and benefits for Employee will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, any stock options that were vested as of the date of termination, and accrued vacation as required by law.

If Employee becomes incapacitated, we may terminate his employment under the agreement upon 30 days’ prior written notice.  Upon Employee’s death, the agreement terminates immediately. If Employee’s employment terminates due to his incapacity or death, Employee or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary.

If Employee’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Employee will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, he will be entitled to receive (i) a severance payment equal to (A) two times his then current annual salary and (B) two times the amount of the average incentive bonus paid during the two calendar years preceding the date of termination, (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of 18 months or the date that Employee’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, and (iii) a lump-sum cash payment equal to 18 times the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Employee to maintain his medical insurance coverage for an additional 18 months.  If our medical insurance plan does not allow Employee’s continued participation, then we will be required to pay to Employee, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the 18-month period described in clause (ii) in the preceding sentence.

Immediately preceding the occurrence of a change in control, and regardless of whether Employee’s employment terminates and/or he receives severance payments as a result of the change in control, Employee will be entitled to receive a payment equal to (A) two times his then current annual salary and (B) two times the amount of the average incentive bonus paid during the two calendar years preceding the date of termination.  A change in control includes the following circumstances:

(a)           the acquisition by any person or group of beneficial ownership of securities entitled to vote generally in the election of our directors, or voting securities, that represent 40% or more of the combined voting power of our then outstanding voting securities or 50% or more of the combined fair market value of our then outstanding stock, other than:

(i)           an acquisition by a trustee or other fiduciary holding securities under any employee benefit plan (or related trust) sponsored or maintained by us or any person controlled by us or by any employee benefit plan (or related trust) sponsored or maintained by us or any person controlled by us, or

(ii)           an acquisition of voting securities by us or a corporation owned, directly or indirectly, by our stockholders in substantially the same proportions as their ownership of our stock;

(b)           a majority of members of our board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of members of our board before the date of the appointment or election, excluding any individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than our board;

(c)           the acquisition by any person or group, or combined acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or group, of ownership of assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately before such acquisition; and

(d)           stockholder approval of a complete liquidation or dissolution of our company.

Regardless of circumstance (a) above, however, if we make an acquisition of our securities that (x) causes our voting securities beneficially owned by a person or group to represent 40% or more of the combined voting power of our then outstanding voting securities or (y) causes our stock beneficially owned by a person or group to represent 50% or more of the combined fair market value of our then outstanding stock, the acquisition will not be considered an acquisition by any person or group for purposes of circumstance (a) unless the person or group subsequently becomes the beneficial owner of additional securities of the Company.

For purposes of circumstance (a) above, the calculation of voting power will be made as if the date of the acquisition were a record date for a vote of our stockholders, and for purposes of circumstance (c) above, the calculation of voting power will be made as if the date of the consummation of the transaction were a record date for a vote of our stockholders.

Regardless of the above, there will be no change in control event when there is a transfer to an entity that is controlled by our stockholders immediately after the transfer.  A transfer of assets by us is not treated as a change in control if the assets are transferred to: a stockholder of the company (immediately before the asset transfer) in exchange for or with respect to the stockholders’ stock; an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by us; a person or group that owns, directly or indirectly, 50% or more of the total value or voting power of all of our outstanding stock; or an entity, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a person or group described in the immediately preceding clause.

Pursuant to the employment agreements the Company also issued an aggregate of 60 shares of preferred stock designated as Series B Convertible Preferred Stock to Gary Berthold and Sharon Berthold in consideration and in lieu of (i) all compensation earned or accrued by the executive officers since their appointment and through the Effective Date and (ii) payment of up to 40% of the salary to be paid over the initial twelve (12) month period under the employment agreements.

Each holder of Series B Preferred Stock shall have the right at any time to convert all (but not part) of his shares of Series B Preferred Stock into shares of the Company’s common stock such that each share of the Series B Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion (whereby in the event all of the Series B Preferred Stock is converted, the Company shall issue that number of fully paid and non-assessable shares of Common Stock as shall be 60% of the Company’s common stock).  The shares of Series B Preferred Stock shall vote together with the Company’s Common Stock, except as otherwise required by law.  The number of votes for the Series B Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion.  The Series B Preferred Stock is not entitled to dividends or preference upon liquidation.

EQUITY GRANTS

Director Compensation

We have not paid any compensation to our directors (except named officers as set forth above) during the last two fiscal years.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2011.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of June 30, 2011 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o InoLife Technologies, Inc., 8601 Six Forks Road, Suite 400, Raleigh, North Carolina 27615.  Applicable percentage ownership is based on 816,348,003 shares of common stock outstanding as of June 30, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2011 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Gary Berthold	45,013,540	(1)	60.0	%(1)
Sharon Berthold	45,013,540	(1)	60.0	%(1)
R&T Sports Marketing(2)	54,769,231		6.7%

All officers and directors as a group (2 persons)	45,513,540		65.1%

* Less than 1%
(1)
Gary Berthold and Sharon Berthold are married and for purposes hereof are both considered to beneficially own 45,013,540 shares of common stock and 60 shares of Series B Convertible Preferred Stock.  Each holder of Series B Preferred Stock shall have the right at any time to convert all (but not part) of his shares of Series B Preferred Stock into shares of the Company’s common stock such that each share of the Series B Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion (whereby in the event all of the Series B Preferred Stock is converted, the Company shall issue that number of fully paid and non-assessable shares of Common Stock as shall be 60% of the Company’s common stock).  The shares of Series B Preferred Stock shall vote together with the Company’s Common Stock, except as otherwise required by law.  The number of votes for the Series B Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion.  The Series B Preferred Stock is not entitled to dividends or preference upon liquidation.  The holders have contractually agreed that with certain exceptions, the Preferred Stock is not convertible into common stock for so long as the holder is an officer and director of the Company.

(2)	Address for R&T Sports Marketing is 15440 S.W. 82nd Avenue, Palmetto Bay, Florida 33157. Managing member of R&T Sports Marketing is Daniel Kaplan.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On July 1, 2010, the Company entered into a Joint Venture Agreement with InoHealth Products Inc.  InoHealth Products is owned by our CEO, Gary Berthold.  InoHealth sublicenses to us the products we sell.  Pursuant to the terms of the agreement, the Company granted InoHealth Products a license to market, sell and distribute products.  The products may be marketed, sold and distributed throughout the United States.  The Company has agreed to pay InoHealth Products a royalty fee based on the sale of such products.  The initial term of the agreement expires on or about December 31, 2011 and automatically renews on an annual basis provided that neither party provides the other with at least 60-days advance prior written notice of termination.

Effective August 2010 the Company entered into independent consulting agreements with Continental Investment Group, Inc., TRO Investments, Inc., Connied, Inc. and Fuselier and Co., Inc., under which such entities provide independent business consulting services, including but not limited to, business, financial and marketing services. Under the agreements with Continental, TRO Investments and Connied, each consultant shall be issued 15,000,000 restricted shares of the Company's common stock per month for each of the first twelve (12) months of the agreement. The consideration shall be limited to that number of shares such that the consultant shall not own or control in excess of 9.9% of the Company's outstanding common stock at any time. If at any time the sum of the shares beneficially owned or controlled by the consultant plus any additional shares issuable under the agreement exceeds 9.9% of the outstanding shares of the Company’s common stock, the shares in excess of 9.9% shall not be deemed earned and shall not be issuable under the terms of the agreement.   The agreements terminate in August 2013.   The Fuselier agreement expires in August 2012.  During the quarterly periods commencing June 30, 2011, the consultant shall receive 25,000,000 shares per quarter in consideration of consulting services.

Affiliates of Continental and Connied also hold convertible debentures in the principal amount of approximately $47,000 at March 31, 2011.  See Note F to the Company’s audited financial statements.

Director Independence

None of the members of our Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Capital Market.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:  EFP Rotenberg, LLP billed $13,500 and $11,700 in connection with the audit of the Company’s financial statements for the year ended March 31, 2011 and March 31, 2010, respectively.  Also included in those billings were services performed in connection with the reviews of the Company’s financial statements for the interim quarterly periods as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal 2011 and 2010.  We were also billed by Jewett, Schwartz, Wolfe & Associates for $3,500 during the year ended March 31, 2011 related to the second quarter review of the Company’s financial statements.

AUDIT RELATED FEES:  EFP Rotenberg, LLP billed the Company $0 for Audit-related fees during the year ended March 31, 2011 and 2010.  Audit-related fees are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

TAX FEES:  EFP Rotenberg, LLP billed $2,800 to the Company in the year ended March 31, 2011 for professional services rendered for tax compliance, tax advice and tax planning.  EFPRotenberg & Co., LLP billed $0 to the Company in the year ended March 31, 2010 for professional services rendered for tax compliance, tax advice and tax planning.

ALL OTHER FEES:  EFP Rotenberg, LLP the Company $0 for other services during the years ended March 31, 2011 and $0 for other services during the year ended March 31, 2010.

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

	-	Certificate of Amendment of Certificate of Incorporation executed on March 4, 2008 – filed as an Exhibit to the Current Report on Form 8-K dated March 6, 2008 and incorporated herein by reference
	-	Certificate of Amendment of Certificate of Incorporation executed on June 6, 2008 – filed as an Exhibit to the Current Report on Form 8-K dated June 9, 2008 and incorporated herein by reference
	-	Certificate of Amendment of Certificate of Incorporation Filed August 31, 2009
	-	Amendment to Certificate of Incorporate and Designation of Series B Preferred Stock (incorporated by reference to Form 8-K filed on March 22, 2011)
3.2	Second Amended and Restated By-laws - filed as an exhibit to the Company’s Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.
3.3	Series B Preferred Stock Agreement.
10.1	Financial Services Advisory Agreement with New York Consulting Group Agreement (incorporated by reference to the Company’s 8-K filed September 21, 2009)
10.2	Share Exchange Agreement with InoVet Ltd. (incorporated by reference to the Company’s 8-K filed September 21, 2009)
10.3	Continental Investment Group, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.4	RO Investments, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.5	Connied, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.6	Fuselier and Co, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.7	Employment Agreement dated April 30, 2011 with Gary Berthold (incorporated by reference to the Company’s Form 8-K filed May 3, 2011)
10.8	Employment Agreement dated April 30, 2011 with Sharon Berthold (incorporated by reference to the Company’s Form 8-K filed May 3, 2011)
10.9	Strategic Alliance Agreement with InoHealth Products, Inc. (to be filed)
10.10	Convertible Note dated September 3, 2010 (incorporated by reference to the Company’s Form 10-Q for the period ended December 31, 2010)
10.11	Convertible Note dated September 17, 2010 (incorporated by reference to the Company’s Form 10-Q for the period ended December 31, 2010)
21.1	List of Subsidiaries (previously filed)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

By:	/s/GARY BERTHOLD
Gary Berthold
Chief Executive Officer

Dated: July 1, 2011

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/GARY BERTHOLD
Gary Berthold
Chief Executive Officer and Chief Financial Officer

By:	/s/SHARON BERTHOLD
Sharon Berthold
Executive Officer and Director

Dated: July 1, 2011