Form 10-Q
period 2011-06-30
INOLIFE TECHNOLOGIES, INC.
filed 2011-08-18
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: August 15, 2011 Common Voting Stock: 1,167,602,087.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	March 31, 2011
Assets
Current Assets:
Cash and Cash Equivalents	$147,494	$170,546
Prepaid Expenses	1,305,825	1,176,933
Total Assets	$1,453,319	$1,347,479

Liabilities and Shareholders' Earnings
Current Liabilities:
Accounts Payable	$56,033	$65,224
Current Portion of Convertible Notes Payable	368,992	313,992
Accrued Management Fees	77,266	-
Accrued Interest	69,072	63,221
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	585,574	456,648

Convertible Notes Payable, Less Current Portion	196,000	271,000
Total Liabilities	781,574	727,648

Shareholders’ Earnings
Common Stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 840,919,432 shares issued (260,709,328 shares as of March 31, 2011)	84,092	26,071
Preferred Stock, par value $0.01 per share, 10,000,000 million shares authorized, 60 shares issued	1	1
Shares held in Escrow	(2,500)	(2,500)
Additional Paid In Capital	3,546,977	3,096,483
Retained Deficit	(2,956,825)	(2,500,224)
Total Shareholders' Earnings	671,745	619,831
Total Liabilities and Shareholders' Earnings	$1,453,319	$1,347,479

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010, AND PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) TO JUNE 30, 2011 (UNAUDITED)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Period From Date of Inception (June 17, 2009) through June 30,
	2011	2010	2011
Revenues	$-	$-	$-

Expenses
Marketing and Advertising	16,631	-	53,425
Professional Services	411,051	23,743	1,955,889
Interest	9,975	-	87,221
Office and General Administrative	14,883	10,308	83,418
Rent	4,061	3,512	27,783
Total Expenses	456,601	37,563	2,207,736

Loss from Operations	(456,601)	(37,563)	(2,207,736)

Other Expense (Income)
Gain on Debt Forgiveness	-	-	(10,501)
Recapitalization Expenses	-	-	759,590
Total Other Expenses(Income)	-	-	749,089

Net Loss	$(456,601)	$(37,563)	$(2,956,825)

Earnings per Share
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding
Basic and Diluted	502,407,566	103,541,060

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EARNINGS
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH JUNE 30, 2011

	Common Shares	Preferred Shares	Common Stock	Preferred Stock	Shares Held in Escrow	Additional Paid In Capital	Retained Deficit	Total
Balance at Inception (June 17, 2009)	14,405,908	-	$1,441	$-	$-	$142,618	$-	$144,059

Common Stock Issued for Services	24,000,000	-	2,400	-	-	237,600	-	240,000
Common Stock Issued for Satisfaction of Convertible Note Payable	41,709,836	-	4,171	-	-	388,392	-	392,563
Shares Issued for Collateral	25,000,000	-	2,500	-	(2,500)	-	-	-
Net Loss	-	-	-	-	-	-	(1,068,792)	(1,068,792)
Balance at March 31, 2010	105,115,744	-	$10,512	$-	$(2,500)	$768,610	$(1,068,792)	$(292,170)

Common Stock Issued for Services	10,240,000	-	1,024	-	-	115,846	-	116,870
Preferred Stock Issued for Services	-	60	-	1	-	233,559	-	233,560
Common Stock Earned but not Issued for Services	-	-	-	-	-	1,897,648	-	1,897, 648
Common Stock for Satisfaction of Liabilities	145,353,584	-	14,535	-	-	80,820	-	95,355
Net Loss	-	-	-	-	-	-	(1,431,432)	(1,431,432)
Balance at March 31, 2011	260,709,328	60	$26,071	$1	$(2,500)	$3,096,483	$(2,500,224)	$619,831

Common Stock Issued for Services	40,000,000	-	4,000	-	-	82,200	-	86,200
Common Stock Issued but Earned in Prior Periods	205,000,000	-	20,500	-	-	(20,500)	-	-
Common Stock Earned but not Issued for Services	-	-	-	-	-	319,000	-	319,000
Common Stock Issued for Satisfaction of Liabilities	335,210,104	-	33,521	-	-	69,794	-	103,315
Net Loss	-	-	-	-	-	-	(456,601)	(456,601)
Balance at June 30, 2011	840,919,432	60	$84,092	$1	$(2,500)	$3,546,977	$(2,956,825)	$671,745

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND  2010, AND THE PERIOD FROM THE DATE OF INCEPTION (June 17, 2009) TO JUNE 30, 2011 (UNAUDITED)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Period From Date of Inception (June 17, 2009) through June
	2011	2010	30, 2011
Cash Flows from Operating Activities
Net Loss	$(456,601)	$(37,563)	$(2,956,825)
NON-CASH ADJUSTMENTS
Common Stock Earned but not Issued for Services	53,675	-	1,007,950
Common Stock Issued but Earned in Prior Periods	108,033	-	108,033
Common Stock Issued in Exchange for Services Earned	56,200	75,000	413,070
Services Received for Preferred Stock Issued in Prior Period	58,400	-	58,400
Gain on Debt Forgiveness	-	-	(10,501)
Loss on Recapitalization	-	-	759,590
Changes in Assets and Liabilities
Accounts Payable	15,000	-	4,731
Accrued Management Fees	77,266	-	77,266
Accrued Interest	9,975	-	71,946
Net Cash Provided by (Used in) Operating Activities	(78,052)	37,437	(466,340)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payable	55,000	1,841	538,726
Net (Repayment) Proceeds from Shareholder Loans	-	-	75,108
Net Cash Provided by Financing Activities	55,000	1,841	613,834

Net Change in Cash and Cash Equivalents	(23,052)	39,278	147,494

Cash and Cash Equivalents – Beginning of Period	170,546	42,512	-
Cash and Cash Equivalents – End of Period	$147,494	$81,790	$147,494

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-	$-
Net cash payments for income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services	$86,200	$-	$443,070
Preferred Stock Issued for Services	$-	$-	$233,560
Common Stock Earned but not Issued	$319,000	$-	$2,216,648
Common Stock Issued in Satisfaction of Liabilities	$103,315	$-	$208,170

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE E -GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the three months ended June 30, 2011 of $456,601.  As of June 30, 2011 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of $2,956,825. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE F – CONVERTIBLE NOTES PAYABLE

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of June 30, 2011, there were $564,992 of convertible notes payables with $368,992 maturing within one year and the remaining portion of $196,000 maturing in two years.

During the three months ended June 30, 2011, the Company issued an aggregate of 243,983,100 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $75,000.

NOTE G - COMMON & PREFERRED STOCK

In August 2010, the Company entered into several consulting agreements with third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 171,803,622 shares of Common Stock had vested but were unissued as of June 30, 2011 for $200,391 of services to be rendered in the future and $53,675 of services rendered during first quarter of the 2012 fiscal year and $400,000 of services rendered during the 2011 fiscal year.  The amount for services to be rendered in future periods was recorded in the prepaid expense line on the consolidated balance sheets and the amount for services rendered already was recorded in the professional services line on the consolidated statement of operations.  The shares of Common Stock are expected to be issued within the year.  The company had issued during the three months ended June 30, 2011 205,000,000 shares of common stock in satisfaction of shares of common stock earned prior to March 31, 2011.  Service provided related to these shares of common stock amounted to $662,307 and $900,274 of services to be provided in the future.

During the three months ended June 30, 2011, the Company had additionally issued 335,210,104 shares of common stock in satisfaction of $103,315 of liabilities and 40,000,000 shares of common stock for services rendered and to be rendered in future periods in the amount of $86,200.  The amount of services rendered and to be rendered in future periods amounted to $56,200 and $30,000, respectively.   The amount for services rendered already was recorded in the professional services line on the consolidated statement of operations and the amount for services to be rendered in future periods was recorded in the prepaid expense line on the consolidated balance sheets.  The Company did not issue any shares of its Preferred Stock during the three months ended June 30, 2011.

In addition, during the three months ended June 30, 2011, the Company entered into a Term Sheet and Stock Purchase Agreement to sell up to $500,000 of its common stock over the next 12 months at a 50% discount to the market to Orchid Island Capital Partners LP.  To date, the Company has received $50,000 in consideration for 58,333,333 shares of common stock that were subsequently issued in second quarter of the 2012 Fiscal Year.

INOLIFE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE H – SUBSEQUENT EVENT

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in lieu of 50,000,000 shares of common stock of the Company and residual payments of 10% of the gross profits derived from the sale of Stemtide Inc’s Age-Reversing Products.  The 50,000,000 of common stock were issued upon consummation of the agreement.  Stemtide Inc. is a biotechnology company with various patents pending for activation of endogenous stem cells for multiple uses including age reversal, follicle growth, stimulation, skin repair, and acne formula.

During July and August 2011 the Company issued an aggregate of 75,000,000 shares of its common stock to three consultants in consideration of consulting services under consulting agreements dated August 2010.

During July and August 201 the Company issued an aggregate 143,349,322 shares of its common stock to six noteholders pursuant to the conversion of outstanding convertible debentures with interest rates ranging from 8% to 20%.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited.  As a result, we realized no revenue during the three months ended June 30, 2011.

The largest expenses during the three months ended June 30, 2011 were for consulting services.  The expense related to consulting services was $411,051 for the three months ended June 30, 2011, which totaled $1,955,889 for the period since inception (6/17/2009) to June 30, 2011.  The majority of the consultants are being paid through the issuance of common stock.  Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions.  Our executive officers received $10,334 during the three months ended June 30, 2011 and are obligated to receive an additional $77,266 based on the terms of their contracts with the Company.  Additionally, the Company had expensed $58,400 during the first quarter of the 2012 fiscal year related to 60 shares of preferred stock that was issued to our executive officers in the fiscal year 2011.  The Company has issued during the three months ended June 30, 2011, 40,000,000 shares of common stock related to $56,200 of consulting services rendered during the three months ended June 30, 2011 and $30,000 of services to be rendered within the current fiscal year.  The Company is obligated to issue 171,803,622 shares of common stock in the next twelve months.  The common stock the Company is obligated to issue is related to $400,000 of services rendered during the fiscal year 2011 and $53,675 during the three months ended June 30, 2011 and $200,391 of services to be rendered in the future.

We realized a net loss of $456,601 for the three months ended June 30, 2011.  During the period from inception to June 30, 2011, we realized a retained deficit of $2,956,825, primarily due to operating losses of $2,207,736 and a loss of $759,590 due to recapitalization expenses during the period from inception to June 30, 2011.

Liquidity and Capital Resources

At June 30, 2011 we have cash of approximately $147,494. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors.  However, during the three months ended June 30, 2011, we received $55,000 through the issuance of convertible debentures, as further described below.

The Company has issued various convertible debentures during the three months ended June 30, 2011 and the fiscal year 2011 to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of June 30, 2011, there were $564,992 of convertible notes payables with $368,992 maturing within one year and the remaining portion of $196,000 maturing in two years.  During the three months June 30, 2011, the Company issued an aggregate of 243,983,100 shares of its common stock to issuers pursuant to the conversion of the convertible debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $75,000.

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

Plan of Operation

The plan of operation of the Company for the next twelve months is centered around two main goals. First, the Company currently intends to identify, develop and market multi-faceted, human diagnostic product lines marketed towards both potential professional medical and retail customers.  Based upon the Company’s recent execution of a Strategic Alliance Agreement with InoHealth Products, Inc., the Company currently markets product lines that pertain to human genetic DNA testing. Aligned with the Company’s plan, the Company acquired Stemtide Inc. on July 7, 2011.  The Company acquired Stemtide Inc. for their ability to manufacture and market various products that may potentially be developed from revolutionary patent pending formulas for activation of endogenous stem cells for multiple uses including age reversal, follicle growth stimulation, skin repair, and acne formula. The initial product consideration planned is to be the aging product.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.  The deficiencies resulted in our failure to timely recognize the financial impact of the vesting of 105,703,843 shares of common Stock and 153,178,310 shares of common stock issued in connection with the consulting agreements during the periods ended September 30, 2010 and December 31, 2010, respectively.

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

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company has sold securities which are not registered under the Securities Act of 1933 (the “Act”) as described below.  Such issuances were exempt from registration under Section 4(2) of the Act.  The shareholders had access to information concerning the Company and were deemed accredited investors.

During the three months ended June 30, 2011, the Company issued 205,000,000 shares of its common stock in satisfaction of shares of common stock earned prior to March 31, 2011 under the terms of four consulting agreements entered into in August 2010.  Due to certain clauses in the agreements, the rights to 171,803,622 shares of common stock had vested but were unissued as of June 30, 2011.

During the three months June 30, 2011 ended the Company issued an aggregate 243,983,100 shares of its common stock to five noteholders pursuant to the conversion of outstanding convertible debentures with interest rates ranging from 8% to 20%.  The shares were issued in satisfaction of $75,000 outstanding under the notes.

During the three months ended June 30, 2011 the Company issued an aggregate of 80,627,004 shares of its common stock toE-Lionheart Associates LLC in satisfaction of $24,192 of  their accounts payable balance.

During the three months ended June 30, 2011 the Company issued an aggregate of 10,600,000 shares of its common stock to  two of  its convertible noteholders to reduce $4,123 of accrued interest payable  related to the noteholders convertible notes .

During the three months ended June 30, 2011, the Company issued an aggregate of 40,000,000 shares of its common stock to two consultants for investor relations and consulting services.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED.)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of InoLife Technologies Inc. as amended.
	-	Certificate of Incorporation, as amended through June 2004 - filed as an exhibit to the Registration Statement on Form 10-SB (File No.: 000-50863) and incorporated herein by reference.
-
Certificate of Amendment of Certificate of Incorporation executed on November 25, 2005 - filed as an exhibit to the Current Report on Form 8-K dated November 29, 2005 and incorporated herein by reference.

	-	Certificate of Amendment of Certificate of Incorporation executed on March 4, 2008 – filed as an Exhibit to the Current Report on Form 8-K dated March 6, 2008 and incorporated herein by reference
	-	Certificate of Amendment of Certificate of Incorporation executed on June 6, 2008 – filed as an Exhibit to the Current Report on Form 8-K dated June 9, 2008 and incorporated herein by reference
	-	Certificate of Amendment of Certificate of Incorporation Filed August 31, 2009
	-	Amendment to Certificate of Incorporate and Designation of Series B Preferred Stock (incorporated by reference to Form 8-K filed on March 22, 2011)
3.2	Second Amended and Restated By-laws - filed as an exhibit to the Company’s Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.
3.3	Series B Preferred Stock Agreement. (to be filed)
10.1	Financial Services Advisory Agreement with New York Consulting Group Agreement (incorporated by reference to the Company’s 8-K filed September 21, 2009)
10.2	Share Exchange Agreement with InoVet Ltd. (incorporated by reference to the Company’s 8-K filed September 21, 2009)
10.3	Continental Investment Group, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.4	TRO Investments, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.5	Connied, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.6	Fuselier and Co, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.7	Employment Agreement dated April 30, 2011 with Gary Berthold (incorporated by reference to the Company’s Form 8-K filed May 3, 2011)
10.8	Employment Agreement dated April 30, 2011 with Sharon Berthold (incorporated by reference to the Company’s Form 8-K filed May 3, 2011)
10.9	Strategic Alliance Agreement with InoHealth Products, Inc. (to be filed)
10.10	Convertible Note dated September 3, 2010 (incorporated by reference to the Company’s Form 10-Q for the period ended December 31, 2010)
10.11	Convertible Note dated September 17, 2010 (incorporated by reference to the Company’s Form 10-Q for the period ended December 31, 2010)
21.1	List of Subsidiaries (previously filed)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	XBRL Interactive Data File**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**  Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its  behalf by the undersigned thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

Date: August 18, 2011	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer