Form 10-Q
period 2011-09-30
INOLIFE TECHNOLOGIES, INC.
filed 2011-12-06
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: December 1, 2011 Common Voting Stock: 1,985,889,975.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	March 31, 2011
Assets
Current Assets:
Cash and Cash Equivalents	$111,537	$170,546
Prepaid Expenses	137,760	1,176,933
Total Assets	$249,297	$1,347,479

Liabilities and Shareholders' (Deficit) Earnings

Current Liabilities:
Accounts Payable	$638,314	$65,224
Current Portion of Convertible Notes Payable	385,650	313,992
Accrued Management Fees	105,602	-
Accrued Interest	73,541	63,221
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	1,217,318	456,648

Convertible Notes Payable, Less Current Portion	155,500	271,000
Total Liabilities	1,372,818	727,648

Shareholders’ (Deficit) Earnings
Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized, 60 shares issued	1	1
Common Stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 1,553,656,642 shares issued (260,709,328 shares as of March 31, 2011)	155,366	26,071
Shares held in Escrow	(7,500)	(2,500)
Additional Paid In Capital	3,751,720	3,096,483
Retained Deficit	(5,023,108)	(2,500,224)
Total Shareholders' (Deficit) Earnings	(1,123,521)	619,831
Total Liabilities and Shareholders' (Deficit) Earnings	$249,297	$1,347,479

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) TO SEPTEMBER 30, 2011 (UNAUDITED)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Six Months Ended September 30,		(Unaudited) Period From Date of Inception (June 17, 2009) through September 30,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-

Expenses
Marketing and Advertising	9,513	14,008	26,144	14,008	62,938
Professional Services	1,364,229	429,454	1,775,280	453,197	3,320,118
Impairment Loss on Licensing Rights	627,000	-	627,000	-	627,000
Interest	30,929	14,279	40,904	14,729	118,150
Office and General Administrative	29,161	9,416	44,044	19,724	112,579
Rent	5,451	3,425	9,512	6,937	33,234
Total Expenses	2,066,283	471,032	2,522,884	508,595	4,274,019

Loss from Operations	(2,066,283)	(471,032)	(2,522,884)	(508,595)	(4,274,019)

Other Expense (Income)
Gain on Debt Forgiveness	-	-	-	-	(10,501)
Recapitalization Expenses	-	-	-	-	759,590
Total Other Expenses(Income)	-	-	-	-	749,089

Net Loss	$(2,066,283)	$(471,032)	$(2,522,884)	$(508,595)	$(5,023,108)

Earnings per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding
Basic and Diluted	1,161,824,304	132,860,424	833,917,602	120,903,494

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EARNINGS
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH SEPTEMBER 30, 2011 (UNAUDITED)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Shares Held in Escrow	Additional Paid In Capital	Retained Deficit	Total
Balance at Inception (June 17, 2009)	-	14,405,908	$-	$1,441	$-	$142,618	$-	$144,059

Common Stock Issued for Services	-	24,000,000	-	2,400	-	237,600	-	240,000
Common Stock Issued for Satisfaction of Convertible Note Payable	-	41,709,836	-	4,171	-	388,392	-	392,563
Shares Issued for Collateral	-	25,000,000	-	2,500	(2,500)	-	-	-
Net Loss	-	-	-	-	-	-	(1,068,792)	(1,068,792)
Balance at March 31, 2010	-	105,115,744	$-	$10,512	$(2,500)	$768,610	$(1,068,792)	$(292,170)

Common Stock Issued for Services	-	10,240,000	-	1,024	-	115,846	-	116,870
Preferred Stock Issued for Services	60	-	1	-	-	233,559	-	233,560
Common Stock Earned but not Issued for Services	-	-	-	-	-	1,897,648	-	1,897, 648
Common Stock for Satisfaction of Liabilities	-	145,353,584	-	14,535	-	80,820	-	95,355
Net Loss	-	-	-	-	-	-	(1,431,432)	(1,431,432)
Balance at March 31, 2011	60	260,709,328	$1	$26,071	$(2,500)	$3,096,483	$(2,500,224)	$619,831

Common Stock Issued for Satisfaction of Liabilities	-	812,947,314	-	81,295	-	124,692	-	205,987
Common Stock Issued for Services	-	233,683,144	-	23,368	-	346,177	-	369,545
Common Stock Issued but Earned in Prior Periods	-	146,316,856	-	14,632	-	(14,632)	-	-
Common Stock Issued in Connection to the Acquisition of Stemtide Inc.	-	50,000,000	-	5,000	-	50,000	-	55,000
Common Stock Issued for Collateral	-	50,000,000	-	5,000	(5,000)	-	-	-
Common Stock Earned but not Issued for Services	-	-	-	-	-	149,000	-	149,000
Net Loss	-	-	-	-	-	-	(2,522,884)	(2,522,884)
Balance at September 30, 2011	60	1,553,656,642	$1	$155,366	$(7,500)	$3,751,720	$(5,023,108)	$(1,123,521)

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, AND THE PERIOD FROM THE DATE OF INCEPTION (June 17, 2009) TO SEPTEMBER 30, 2011 (UNAUDITED)

	(Unaudited) Six Months Ended September 30,		(Unaudited) Period From Date of Inception (June 17, 2009) through September
	2011	2010	30, 2011
Cash Flows from Operating Activities
Net Loss	$(2,522,884)	$(508,595)	$(5,023,108)
NON-CASH ADJUSTMENTS
Common Stock Earned but not Issued for Services Rendered	149,000	397,972	1,103,275
Common Stock Issued but Earned in Prior Periods for Services Rendered	943,373	-	943,373
Impairment Loss on Licensing Rights	627,000	-	627,000
Common Stock Issued in Exchange for Services Rendered	348,545	-	705,415
Services Rendered for Preferred Stock Issued in Prior Period	116,800	-	116,800
Gain on Debt Forgiveness	-	-	(10,501)
Loss on Recapitalization	-	-	759,590
Changes in Assets and Liabilities
Accounts Payable	43,298	3,446	33,029
Accrued Management Fees	105,602	-	105,602
Accrued Interest	26,757	14,729	88,728
Net Cash Provided by (Used in) Operating Activities	(162,509)	(92,448)	(550,797)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payable	103,500	145,000	587,226
Net (Repayment) Proceeds from Shareholder Loans	-	(4,846)	75,108
Net Cash Provided by Financing Activities	103,500	140,154	662,334

Net Change in Cash and Cash Equivalents	(59,009)	47,706	111,537

Cash and Cash Equivalents – Beginning of Period	170,546	42,512	-
Cash and Cash Equivalents – End of Period	$111,537	$90,218	$111,537

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-	$-
Net cash payments for income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common Stock Issued for Services	$369,545	$-	$726,415
Preferred Stock Issued for Services	$-	$-	$233,560
Common Stock Earned but not Issued for Services	$149,000	$986,087	$2,046,648
Common Stock Issued in Satisfaction of Liabilities	$205,987	$21,650	$310,842
Common Stock Issued in Connection with Acquisition of Stemtide Inc.	$55,000	$-	$55,000
Liabilities Assumed in Connection with Acquisition of Stemtide Inc..	$572,000	$-	$572,000

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

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

NOTE B - CONSOLIDATION

The consolidated financial statements include the accounts of Inolife Technologies, Inc. and its wholly owned subsidiary, Stemtide Inc.   See further discussion of Stemtide Inc. which was acquired on July 7, 2011 in the Acquisitions note.  All significant intercompany transactions and accounts are eliminated in the consolidation process.

NOTE C - RECLASSIFICATION

Certain reclassifications have been made to the financial statement presentation in the prior period to correspond to the current year's format.

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE D -GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the six months ended September 30, 2011 of $2,522,884.  As of September 30, 2011 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of $5,023,108. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE E - RECENT ACCOUNTING UPDATES

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.  There were no recent accounting pronouncements that are likely to have a material effect on the Company’s financial position or results of operations.

NOTE F – CONVERTIBLE NOTES PAYABLE

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of September 30, 2011, there were $541,150 of convertible notes payables with $385,650 maturing within one year and the remaining portion of $155,500 maturing within two years.

During the six months ended September 30, 2011, the Company issued an aggregate of 582,117,981 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $147,342.  The Company converted $16,347 of accrued interest issued related to the convertible note payables by issuing 60,051,318 shares of its common stock during the six months ended September 30, 2011.  Additionally, the Company during the quarter ending September 2011 issued 50,000,000 shares that are to be used as collateral for a convertible note payable.

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE G - COMMON & PREFERRED STOCK

In August 2010, the Company entered into several consulting agreements with third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 560,486,766 shares of Common Stock had vested but were unissued as of September 30, 2011 for $200,391 of services rendered.  The amount for services rendered was recorded in the professional services line on the consolidated statement of operations.  The shares of Common Stock are expected to be issued within the year.  The company had issued during the six months ended September 30, 2011 540,000,000 shares of common stock in satisfaction of shares of common stock earned prior to March 31, 2011.  Services provided related to these shares of common stock amounted to $1,456,674 which $554,275 was expensed in the 2011 fiscal year and $902,399 was expensed during the six months ended September 30, 2011.

During the quarter ending September 30, 2011, the Company terminated a consultant agreement with a third party service provider which the Company had previously expensed in the amount of $400,000 professional services during the year ending March 31, 2011.  Based on the terms of the original agreement the Company would have been obligated to pay the consultant 50,000,000 shares of common stock which were vested but unissued as of March 31, 2011.  As a result of the termination of the consultant agreement, the Company has adjusted the $400,000 of professional services for the quarter ending September 30, 2011 that was previously expensed in the year ending March 31, 2011.

NOTE H – ACQUISITION OF STEMTIDE INC.

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc’s Age-Reversing Products.  The 50,000,000 shares of common stock were issued upon consummation of the agreement.  The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife.  These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000.  There were no other assets acquired.

On September 30, 2011, the Company evaluated the acquired Licensing Rights for financial impairment.  Based on our evaluation of the recoverability of the licensing rights by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them, we determined to impair the full value of the licensing rights of $627,000 due to the uncertainty of recovery.

NOTE I – SUBSEQUENT EVENTS

During October 2011 the Company issued an aggregate of 372,233,333 shares of common stock to three of its noteholders pursuant to terms of the conversion of the outstanding convertible note payables.

During October 2011, the Company entered into an agreement with Bob Hailey to serve as the Chief Operating Officer of the Company.  The Company will compensate Mr. Hailey in stock of the Company which to be issued quarterly and his services are valued at $190,000 per year.  The agreement is effective starting October 1, 2011.

During November 2011 the Company issued an aggregate of 60,000,000 shares of common stock to two consultants in consideration for consulting services under separate consulting agreements dated August 2010.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited.  As a result, we realized no revenue during the six months ended September 30, 2011.

The largest expenses during the three and six months ended September 30, 2011 was for consulting services.  The expense related to consulting services was $1,364,229 for the three months and $1,775,280 for the six months ended September 30, 2011, which totaled $3,320,118 for the period since inception (6/17/2009) to September 30, 2011.  The majority of the consultants are being paid through the issuance of common stock.  Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions.  Our executive officers received $69,598 during the six months ended September 30, 2011 and we are obligated to pay an additional $105,602 based on the terms of their contracts with the Company.  Additionally, the Company had expensed $58,400 during the second quarter of the 2012 fiscal year and $116,800 for the six months ending September 30, 2011 related to 60 shares of preferred stock that was issued to our executive officers in the fiscal year 2011.  The Company has issued during the six months ended September 30, 2011, 233,683,144 shares of common stock related to $348,545 of consulting services rendered during the six months ended September 30, 2011 and $21,000 of consulting services to be rendered within the current fiscal year.  The Company is obligated to issue 560,486,766 shares of common stock in the next twelve months.  The common stock the Company is obligated to issue is related to $589,974 of consulting services rendered during the six months ended September 30, 2011.

We realized a net loss of $2,522,884 for the six months ended September 30, 2011.  During the period from inception to September 30, 2011, we realized a retained deficit of $5,023,108, primarily due to operating losses of $4,274,019 and a loss of $759,590 due to recapitalization expenses during the period from inception to September 30, 2011.

Liquidity and Capital Resources

At September 30, 2011 we have cash of approximately $111,537. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors.  However, during the three months ended September30, 2011, we received $103,500 through the issuance of convertible debentures, as further described below.

The Company has issued various convertible debentures during the six months ended September 30, 2011 and the fiscal year 2011 to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of September 30, 2011, there were $541,150 of convertible notes payables with $385,650 maturing within one year and the remaining portion of $155,500 maturing in two years.  During the three months September 30, 2011, the Company issued an aggregate of 582,117,981 shares of its common stock to issuers pursuant to the conversion of the convertible debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $147,342.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our internal controls over financial reporting are not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.  The deficiencies resulted in our failure to timely recognize the financial impact of the vesting of 105,703,843 shares of common Stock and 153,178,310 shares of common stock issued in connection with the consulting agreements during the periods ended September 30, 2010 and December 31, 2010, respectively.  Additionally, we were unable to file the September 30, 2011 Form 10-Q with the U.S. Securities and Exchange Commission timely.

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

During the six months ended September 30, 2011, the Company issued 146,316,856 shares of its common stock in satisfaction of shares of common stock earned prior to March 31, 2011 under the terms of four consulting agreements entered into in August 2010.  Due to certain clauses in the agreements, the rights to 560,486,766 shares of common stock had vested but were unissued as of September 30, 2011.

During the six months September 30, 2011 ended the Company issued an aggregate 582,117,981 shares of its common stock to five noteholders pursuant to the conversion of outstanding convertible debentures with interest rates ranging from 8% to 20%.  The shares were issued in satisfaction of $147,342 outstanding under the notes.

During the six months ended September 30, 2011 the Company issued an aggregate of 170,778,015 shares of its common stock toE-Lionheart Associates LLC in satisfaction of $42,208 of their accounts payable balance.

During the six months ended September 30, 2011 the Company issued an aggregate of 60,051,318 shares of its common stock to two of its convertible noteholders to reduce $16,437 of accrued interest payable  related to the noteholders convertible notes .

During the six months ended September 30, 2011, the Company issued an aggregate of 40,000,000 shares of its common stock to two consultants for investor relations and consulting services.

During the six months ended September 30, 2011, the Company issued 58,333,333 shares to Orchid Island in consideration of $50,000.

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

**  Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its  behalf by the undersigned thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

Date: December 2, 2011	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer