Form 10-Q
period 2011-12-31
INOLIFE TECHNOLOGIES, INC.
filed 2012-03-21
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: March 21, 2012 Common Voting Stock: 5,548,766.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31, 2011	March 31, 2011
Assets
Current Assets:
Cash and Cash Equivalents	$104,561	$170,546
Prepaid Expenses	89,787	1,176,933
Total Assets	$194,348	$1,347,479

Liabilities and Shareholders' (Deficit) Equity
Current Liabilities:
Accounts Payable	$630,054	$65,224
Current Portion of Convertible Notes Payable	458,785	313,992
Accrued Management Fees	86,572	-
Accrued Interest	87,953	63,221
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	1,277,575	456,648

Convertible Notes Payable, Less Current Portion	154,000	271,000
Total Liabilities	1,431,575	727,648

Shareholders’ (Deficit) Equity
Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized, 60 shares issued	1	1
Common Stock, par value $0.0001 per share, 5,000,000,000 shares authorized, 2,255,856,642 shares issued (260,709,328 shares as of March 31, 2011)	225,586	26,071
Shares held in Escrow	(7,500)	(2,500)
Additional Paid In Capital	3,744,381	3,096,483
Retained Deficit	(5,199,695)	(2,500,224)
Total Shareholders' (Deficit) Equity	(1,237,227)	619,831
Total Liabilities and Shareholders' (Deficit) Equity	$194,348	$1,347,479

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010, AND PERIOD FROM DATE OF INCEPTION
(JUNE 17, 2009) TO DECEMBER 31, 2011 (UNAUDITED)

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,		(Unaudited) Period From Date of Inception (June 17, 2009) through December 31,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-

Expenses
Marketing and Advertising	10,933	9,790	37,077	23,798	73,871
Professional Services	113,936	545,600	1,889,216	998,797	3,434,054
Impairment Loss on Licensing Rights	-	-	627,000	-	627,000
Interest	16,794	21,685	57,698	36,414	134,944
Office and General Administrative	30,021	11,948	74,065	31,672	142,600
Rent	4,903	3,446	14,415	10,383	38,137
Total Expenses	176,587	592,469	2,699,471	1,101,064	4,450,606

Loss from Operations	(176,587)	(592,469)	(2,699,471)	(1,101,064)	(4,450,606)

Other Expense (Income)
Gain on Debt Forgiveness	-	-	-	-	(10,501)
Recapitalization Expenses	-	-	-	-	759,590
Total Other Expenses(Income)	-	-	-	-	749,089

Net Loss	$(176,587)	$(592,469)	$(2,699,471)	$(1,101,064)	$(5,199,695)

Earnings per Share
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding
Basic and Diluted	1,825,138,164	171,984,431	1,165,525,947	137,054,208

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH December 31, 2011 (UNAUDITED)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Shares Held in Escrow	Additional Paid In Capital	Retained Deficit	Total
Balance at Inception (June 17, 2009)	-	14,405,908	$-	$1,441	$-	$142,618	$-	$144,059

Common Stock Issued for Services	-	24,000,000	-	2,400	-	237,600	-	240,000
Common Stock Issued for Satisfaction of Convertible Note Payable	-	41,709,836	-	4,171	-	388,392	-	392,563
Shares Issued for Collateral	-	25,000,000	-	2,500	(2,500)	-	-	-
Net Loss	-	-	-	-	-	-	(1,068,792)	(1,068,792)
Balance at March 31, 2010	-	105,115,744	$-	$10,512	$(2,500)	$768,610	$(1,068,792)	$(292,170)

Common Stock Issued for Services	-	10,240,000	-	1,024	-	115,846	-	116,870
Preferred Stock Issued for Services	60	-	1	-	-	233,559	-	233,560
Common Stock Earned but not Issued for Services	-	-	-	-	-	1,897,648	-	1,897, 648
Common Stock for Satisfaction of Liabilities	-	145,353,584	-	14,535	-	80,820	-	95,355
Net Loss	-	-	-	-	-	-	(1,431,432)	(1,431,432)
Balance at March 31, 2011	60	260,709,328	$1	$26,071	$(2,500)	$3,096,483	$(2,500,224)	$619,831

Common Stock Issued for Satisfaction of Liabilities	-	1,455,147,314	-	145,515	-	81,219	-	226,734
Common Stock Issued for Services	-	280,028,300	-	28,002	-	343,177	-	371,179
Common Stock Issued but Earned in Prior Periods	-	159,974,700	-	15,998	-	(15,998)	-	-
Common Stock Issued in Connection to the Acquisition of Stemtide Inc.	-	50,000,000	-	5,000	-	50,000	-	55,000
Common Stock Issued for Collateral	-	50,000,000	-	5,000	(5,000)	-	-	-
Common Stock Earned but not Issued for Services	-	-	-	-	-	189,500	-	189,500
Net Loss	-	-	-	-	-	-	(2,699,471)	(2,699,471)
Balance at December 31, 2011	60	2,255,859,642	$1	$225,586	$(7,500)	$3,744,381	$(5,199,695)	$(1,237,227)

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010, AND THE PERIOD FROM THE DATE OF INCEPTION
(June 17, 2009) TO DECEMBER 31, 2011 (UNAUDITED)

	(Unaudited) Nine Months Ended December 31,		(Unaudited) Period From Date of Inception (June 17, 2009) through December
	2011	2010	31, 2011
Cash Flows from Operating Activities
Net Loss	$(2,699,471)	$(1,101,064)	$(5,199,695)
NON-CASH ADJUSTMENTS
Common Stock Earned but not Issued for Services Rendered	189,500	899,031	1,143,775
Common Stock Issued but Earned in Prior Periods for Services Rendered	943,373	-	943,373
Impairment Loss on Licensing Rights	627,000	-	627,000
Common Stock Issued in Exchange for Services Rendered	359,209	-	716,079
Services Rendered for Preferred Stock Issued in Prior Period	155,733	-	155,733
Gain on Debt Forgiveness	-	-	(10,501)
Loss on Recapitalization	-	-	759,590
Changes in Assets and Liabilities
Accounts Payable	35,038	6,446	24,769
Accrued Management Fees	86,572	-	86,572
Accrued Interest	43,561	36,414	105,532
Net Cash Used in Operating Activities	(259,485)	(159,173)	(647,773)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payable	193,500	245,000	677,226
Net (Repayment) Proceeds from Shareholder Loans	-	(33,318)	75,108
Net Cash Provided by Financing Activities	193,500	211,682	752,334

Net Change in Cash and Cash Equivalents	(65,985)	52,509	104,561

Cash and Cash Equivalents – Beginning of Period	170,546	42,512	-
Cash and Cash Equivalents – End of Period	$104,561	$95,021	$104,561

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-	$-
Net cash payments for income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common Stock Issued for Services	$371,179	$-	$728,049
Preferred Stock Issued for Services	$-	$-	$233,560
Common Stock Earned but not Issued for Services	$189,500	$240,000	$2,087,148
Common Stock Issued in Satisfaction of Liabilities	$226,734	$7,000	$331,589
Common Stock Issued in Connection with Acquisition of Stemtide Inc.	$55,000	$-	$55,000
Liabilities Assumed in Connection with Acquisition of Stemtide Inc..	$572,000	$-	$572,000

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

NOTE D -GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the nine months ended December 31, 2011 of $2,699,471.  As of December 31, 2011 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of $5,199,695. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

INOLIFE TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE F – CONVERTIBLE NOTES PAYABLE

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of December 31, 2011, there were $612,785 of convertible notes payables with $458,785 maturing within one year and the remaining portion of $154,000 maturing within two years.

During the nine months ended December 31, 2011, the Company issued an aggregate of 1,184,617,981 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures.  The Company increased its outstanding convertible notes payable balance by $27,793.  The Company converted $18,819 of accrued interest issued related to the convertible note payables by issuing 99,751,318 shares of its common stock during the nine months ended December 31, 2011.  Additionally, the Company during the quarter ending September 2011 issued 50,000,000 shares that are to be used as collateral for a convertible note payable.

NOTE G - COMMON & PREFERRED STOCK

In August 2010, the Company entered into several consulting agreements with third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 921,828,922 shares of Common Stock had vested but were unissued as of December 31, 2011 for $552,158 of services rendered.  The amount for services rendered was recorded in the professional services line on the consolidated statement of operations.  The shares of Common Stock are expected to be issued within the year.  The company had issued during the nine months ended December 31, 2011 945,000,000 shares of common stock in satisfaction of shares of common stock earned prior to March 31, 2011.  Services provided related to these shares of common stock amounted to $1,534,990 which $554,275 was expensed in the 2011 fiscal year and $980,715 was expensed during the nine months ended December 31, 2011.

During the nine months ending December 31, 2011, the Company terminated a consultant agreement with a third party service provider which the Company had previously expensed in the amount of $400,000 professional services during the year ending March 31, 2011.  Based on the terms of the original agreement the Company would have been obligated to pay the consultant 50,000,000 shares of common stock which were vested but unissued as of March 31, 2011.  As a result of the termination of the consultant agreement, the Company has adjusted the $400,000 of professional services for the nine months ending December 31, 2011 that was previously expensed in the year ending March 31, 2011.

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

NOTE I – SUBSEQUENT EVENTS

During January 2012 the Company issued an aggregate of 194,600,000 shares of common stock to two of its noteholders pursuant to terms of the conversion of the outstanding convertible note payables.

During February 2012 the Company issued an aggregate of 651,333 shares of common stock to three of its noteholders pursuant to terms of the conversion of the outstanding convertible note payables.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited.  As a result, we realized no revenue during the six months ended December 31, 2011.

The largest expenses during the three and nine months ended December 31, 2011 was for consulting services.  The expense related to consulting services was $113,936 for the three months and $1,889,216 for the nine months ended December 31, 2011, which totaled $3,434,054 for the period since inception (6/17/2009) to December 31, 2011.  The majority of the consultants are being paid through the issuance of common stock.  Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions.  Our executive officers received $108,959 during the nine months ended December 31, 2011 and we are obligated to pay an additional $88,572 based on the terms of their contracts with the Company.  Additionally, the Company had expensed $38,973 during the third quarter of the 2012 fiscal year and $155,733 for the six months ending December 31, 2011 related to 60 shares of preferred stock that was issued to our executive officers in the fiscal year 2011.  The Company has issued during the nine months ended December 31, 2011, 280,028,300 shares of common stock related to $359,209 of consulting services rendered during the nine months ended December 31, 2011 and $9,000 of consulting services to be rendered within the current fiscal year.  The Company is obligated to issue 921,828,922 shares of common stock in the next twelve months.  The common stock the Company is obligated to issue is related to $552,158 of consulting services rendered during the six months ended December 31, 2011.

We realized a net loss of $2,699,471 for the nine months ended December 31, 2011.  During the period from inception to December 31, 2011, we realized a retained deficit of $5,199,695, primarily due to operating losses of $4,450,606 and a loss of $759,590 due to recapitalization expenses during the period from inception to December 31, 2011.

Liquidity and Capital Resources

At December 31, 2011 we have cash of approximately $104,561. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors.  However, during the three months ended December 31, 2011, we received $193,500 through the issuance of convertible debentures, as further described below.

The Company has issued various convertible debentures during the six months ended December 31, 2011 and the fiscal year 2011 to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of December 31, 2011, there were $612,785 of convertible notes payables with $458,785 maturing within one year and the remaining portion of $154,000 maturing in two years.  During the nine months ended December 31, 2011, the Company issued an aggregate of 1,184,617,981 shares of its common stock to issuers pursuant to the conversion of the convertible debentures.  The Company increased its outstanding convertible notes payable balance by $27,793.

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our internal controls over financial reporting are not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.  The deficiencies resulted in our failure to timely recognize the financial impact of the vesting of 105,703,843 shares of common Stock and 153,178,310 shares of common stock issued in connection with the consulting agreements during the periods ended September 30, 2010 and December 31, 2010, respectively.  Additionally, we were unable to file the December 31, 2011 Form 10-Q with the U.S. Securities and Exchange Commission timely.

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

During the nine months ended December 31, 2011, the Company issued 189,974,700 shares of its common stock in satisfaction of shares of common stock earned prior to March 31, 2011 under the terms of four consulting agreements entered into in August 2010.  Due to certain clauses in the agreements, the rights to 921,828,922 shares of common stock had vested but were unissued as of December 31, 2011.

During the nine months December 31, 2011 ended the Company issued an aggregate 1,184,617,981 shares of its common stock to five noteholders pursuant to the conversion of outstanding convertible debentures with interest rates ranging from 8% to 20%.  The shares were issued in satisfaction of $165,707 outstanding under the notes.

During the nine months ended December 31, 2011 the Company issued an aggregate of 170,778,015 shares of its common stock to E-Lionheart Associates LLC in satisfaction of $42,208 of their accounts payable balance.

During the nine months ended December 31, 2011 the Company issued an aggregate of 99,751,318 shares of its common stock to two of its convertible noteholders to reduce $18,819 of accrued interest payable  related to the noteholders convertible notes .

During the nine months ended December 31, 2011, the Company issued an aggregate of 40,000,000 shares of its common stock to two consultants for investor relations and consulting services.

During the nine months ended December 31, 2011, the Company issued 58,333,333 shares to Orchid Island in consideration of $50,000.

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

	-	Certificate of Amendment of Certificate of Incorporation executed on March 4, 2008 – filed as an Exhibit to the Current Report on Form 8-K dated March 6, 2008 and incorporated herein by reference
	-	Certificate of Amendment of Certificate of Incorporation executed on June 6, 2008 – filed as an Exhibit to the Current Report on Form 8-K dated June 9, 2008 and incorporated herein by reference
	-	Certificate of Amendment of Certificate of Incorporation Filed August 31, 2009
	-	Amendment to Certificate of Incorporate and Designation of Series B Preferred Stock (incorporated by reference to Form 8-K filed on March 22, 2011)
3.2	Second Amended and Restated By-laws - filed as an exhibit to the Company’s Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.
3.3	Series B Preferred Stock Agreement. (to be filed)
10.1	Financial Services Advisory Agreement with New York Consulting Group Agreement (incorporated by reference to the Company’s 8-K filed September 21, 2009)
10.2	Share Exchange Agreement with InoVet Ltd. (incorporated by reference to the Company’s 8-K filed September 21, 2009)
10.3	Continental Investment Group, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.4	TRO Investments, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.5	Connied, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.6	Fuselier and Co, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.7	Employment Agreement dated April 30, 2011 with Gary Berthold (incorporated by reference to the Company’s Form 8-K filed May 3, 2011)
10.8	Employment Agreement dated April 30, 2011 with Sharon Berthold (incorporated by reference to the Company’s Form 8-K filed May 3, 2011)
10.9	Strategic Alliance Agreement with InoHealth Products, Inc. (to be filed)
10.10	Convertible Note dated September 3, 2010 (incorporated by reference to the Company’s Form 10-Q for the period ended December 31, 2010)
10.11	Convertible Note dated September 17, 2010 (incorporated by reference to the Company’s Form 10-Q for the period ended December 31, 2010)
21.1	List of Subsidiaries (previously filed)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	XBRL Interactive Data File**

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its  behalf by the undersigned thereunto duly authorized.

INOLIFE TECHNOLOGIES, INC.

Date: March 21, 2012	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer