Form 10-Q/A
period 2011-12-31
INOLIFE TECHNOLOGIES, INC.
filed 2012-03-23
CIK 1297965

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A
AMENDMENT #1

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

The reason for filing this 10Q-A is that inadvertently the shell box was checked yes when it should have been checked no.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our internal controls over financial reporting are not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.  The deficiencies resulted in our failure to timely recognize the financial impact of the vesting of 105,703,843 shares of common Stock and 153,178,310 shares of common stock issued in connection with the consulting agreements during the periods ended September 30, 2010 and December 31, 2010, respectively.  Additionally, we were unable to file the December 31, 2011 Form 10-Q/A with the U.S. Securities and Exchange Commission timely.

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

	-	Certificate of Amendment of Certificate of Incorporation executed on March 4, 2008 – filed as an Exhibit to the Current Report on Form 8-K dated March 6, 2008 and incorporated herein by reference
	-	Certificate of Amendment of Certificate of Incorporation executed on June 6, 2008 – filed as an Exhibit to the Current Report on Form 8-K dated June 9, 2008 and incorporated herein by reference
	-	Certificate of Amendment of Certificate of Incorporation Filed August 31, 2009
	-	Amendment to Certificate of Incorporate and Designation of Series B Preferred Stock (incorporated by reference to Form 8-K filed on March 22, 2011)
3.2	Second Amended and Restated By-laws - filed as an exhibit to the Company’s Current Report on Form 8-K dated November 17, 2005 and incorporated herein by reference.
3.3	Series B Preferred Stock Agreement. (to be filed)
10.1	Financial Services Advisory Agreement with New York Consulting Group Agreement (incorporated by reference to the Company’s 8-K filed September 21, 2009)
10.2	Share Exchange Agreement with InoVet Ltd. (incorporated by reference to the Company’s 8-K filed September 21, 2009)
10.3	Continental Investment Group, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.4	TRO Investments, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.5	Connied, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.6	Fuselier and Co, Inc. Consulting Agreement (incorporated by reference to the Company’s Form 8-K filed June 6, 2011)
10.7	Employment Agreement dated April 30, 2011 with Gary Berthold (incorporated by reference to the Company’s Form 8-K filed May 3, 2011)
10.8	Employment Agreement dated April 30, 2011 with Sharon Berthold (incorporated by reference to the Company’s Form 8-K filed May 3, 2011)
10.9	Strategic Alliance Agreement with InoHealth Products, Inc. (to be filed)
10.10	Convertible Note dated September 3, 2010 (incorporated by reference to the Company’s Form 10-Q/A for the period ended December 31, 2010)
10.11	Convertible Note dated September 17, 2010 (incorporated by reference to the Company’s Form 10-Q/A for the period ended December 31, 2010)
21.1	List of Subsidiaries (previously filed)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101	XBRL Interactive Data File**

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

**  Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

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

INOLIFE TECHNOLOGIES, INC.

Date: March 23, 2012	By:	/s/ Gary Berthold
Gary Berthold, Chief Executive Officer