Form 10-K
period 2012-03-31
INOLIFE TECHNOLOGIES, INC.
filed 2012-07-16
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter ($0.0035 on June 30, 2012).   $19,423.54 on July 11,2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of July 11, 2012 there were 5,549,281 shares outstanding.

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

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products.  The 50,000,000 shares of common stock were issued upon consummation of the agreement.  The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife.  These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000.  There were no other assets acquired.

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

The principal users of our products that we target include Healthcare Providers including Physicians, hospitals, and outpatient facilities, in addition to individuals with a direct need for the solutions we provide. We will be marketing and distributing our products to a wide variety of end-users through both direct sales over the internet and through healthcare providers, as well as through distributors and retail sites including pharmacies and department stores.

InoLife Technologies, Inc. is currently organized to address a specific market:  The Human Healthcare Market

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

We secure our product lines through independent development, licensing, joint ventures and teaming relationships. Pursuant to a Strategic Alliance and Marketing Agreement that we entered into with InoHealth Products, Inc., an entity owned and controlled by our executive officers.  Pursuant to the terms of the agreement, the Company granted InoHealth Products a license to market, sell and distribute products. The products may be marketed, sold and distributed throughout the United States.  The Company has agreed to pay InoHealth Products a royalty fee based on the sale of such products.  The initial term of the agreement expired on or about December 31, 2011 and automatically renews on an annual basis provided that neither party provides the other with at least 60-days advance prior written notice of termination..

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.      PROPERTIES

We currently rent approximately 350 square feet of office space in an executive office suite that also provides phone and administrative services. Our rent is $1595.00 per month and our lease expires on November 30, 2012.

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

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. MARKET INFORMATION

Market Information

Our common stock is quoted on the OTCBB under the symbol “INOL.” The following table sets forth the high and low closing prices for our common stock for each quarter during the last two fiscal years.  The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.  The closing price of our common stock on July 13, 2012  was $0.0035.

	High	Low
Fourth Quarter Ended March 31, 2012	$0.0030	$0.0030
Third Quarter Ended December 31, 2011	$0.1000	$0.0500
Second Quarter Ended September 30, 2011	$0.1500	$0.1000
First Quarter Ended June 30, 2011	$0.8000	$0.7000
Fourth Quarter Ended March 31, 2011	$1.2500	$0.7500
Third Quarter Ended December 31, 2010	$0.0349	$0.0024
Second Quarter Ended September 30, 2010	$0.1104	$0.0011
First Quarter Ended June 30, 2010	$0.0110	$0.0017

B. SHAREHOLDERS

As of July 13, 2012, we had approximately 127 holders of record of our common stock.

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

In August 2010, the Company entered into consulting agreements with four third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 433,607 shares of Common Stock had vested as of March 31, 2011 for $954,275 of services to be rendered in the future and $943,373 of services previously rendered.

During the year ended March 31, 2011, the Company issued an aggregate of 243,705 shares of its common stock to approximately five note holders pursuant to the conversion of Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $79,250.

During the year ended March 31, 2011, the Company issued 60 shares of its series B convertible preferred stock to two executive officers of the Company in consideration of 40% of their 2012 fiscal year salaries.

During the year ended March 31, 2011, the Company issued 20,480 shares of common stock for services rendered in the amount of $116,870 to five third-party service providers.

During March 2011, the Company issued 47,002 shares of common stock in satisfaction of $16,105 of accounts payable balances to a third party vendor.

During the year ended March 31, 2012, the Company issued 560,057 shares of common stock for services rendered in the amount of $371,179 to two third party vendors.

During the year ended March 31, 2012, the Company issued 341,556 shares of common stock in satisfaction of $42,208 of an accounts payable balance to a third party vendor.

During the year ended March 31, 2012, the Company issued an aggregate of 3,609,272 shares of its common stock to approximately four note holders pursuant to the conversion of Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $236,353.

In August 2010, the Company entered into consulting agreements with four third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 800,000 shares of Common Stock had vested as of March 31, 2012 for $284, 979 to be rendered in the future and $1,534,990 of services previously rendered.

F. REPURCHASE OF EQUITY SECURITIES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2012.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited.  As a result, we realized no revenue during the year ended March 31, 2012.

The largest expenses during the year ended March 31, 2012 were for consulting services.  The expense related to consulting services was $1,879,639 for the year ended March 31, 2012, which totaled $3,135,659 for the period since inception (6/17/2009) to March 31, 2012.  The majority of the consultants are being paid through the issuance of common stock.  Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions.  Our executive officers received $124,135 during the year ended March 31, 2012, which was paid as a consulting expense.  The Company has issued 560,057 shares of common stock related to $371,179 of consulting services rendered during the 2012 fiscal year.   The total amount of services to be rendered in the fiscal year 2013 and later has been recorded in prepaid expenses  in the amount of $23,910.

We realized a net loss of $2,730,129 for the year ended March 31, 2012.  During the period from inception to March 31, 2012, we realized a retained deficit of 5,230,353 primarily due to operating losses of $3,854,264, a loss of $759,590 due to recapitalization expenses and  an impairment loss of $627,000 during the period from inception to March 31, 2012.

Liquidity and Capital Resources

At March 31, 2012 we have cash of approximately $51,037. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors.  However, during the year ended March 31, 2012, we received $193,500 through the issuance of convertible debentures, as further described below.  As a result, through March 31, 2012, we had used a majority of our funds for our operations.

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of March 31, 2012, there were $603,166 of convertible notes payables with $569,174 maturing within one year and the remaining portion of $33,992 maturing in two years.  As of March 31, 2011, there were $271,000 of convertible notes payables that matures on November 2012. During the year ended March 31, 2012, the Company issued an aggregate of 3,609,272 shares of its common stock to issuers pursuant to the conversion of the convertible debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $236,353.

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

Plan of Operation

The plan of operation of the Company for the next twelve months is centered on two main goals. First, the Company currently intends to identify, develop and market multi-faceted, human diagnostic product lines marketed towards both potential professional medical and retail customers.  Based upon the Company’s recent execution of a Strategic Alliance Agreement with InoHealth Products, Inc., the Company currently markets product lines that pertain to human genetic DNA testing. Aligned with the Company’s plan, the Company acquired Stemtide Inc. on July 7, 2011.  The Company acquired Stemtide Inc. for their ability to manufacture and market various products that may potentially be developed from revolutionary patent pending formulas for activation of endogenous stem cells for multiple uses including age reversal, follicle growth stimulation, skin repair, and acne formula. The initial product consideration planned is to be the aging product.

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

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control.   As of March 31, 2012, our directors and executive officers as a whole, beneficially own approximately 90,028 shares of our common stock and 60 shares of our Series B Convertible Preferred Stock which convert at any time into 60% of our outstanding common stock on a fully diluted basis. The above-described significant stockholders will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of InoLife Technologies, Inc.

We have audited the accompanying balance sheet of InoLife Technologies, Inc. as of year ended March 31, 2012, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of InoLife Technologies, Inc.  as of year ended March 31, 2011, and the related consolidated statements of operations, shareholders’ earnings (deficit), and cash flows for the period of inception, June 17, 2009, through March 31, 2011 were audited by other auditors whose report dated July 1, 2011, on those statements included an explanatory paragraph that described the substantial doubt about its ability to continue as a going concern discussed in Note E to the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InoLife Technologies, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the period of inception, June 17, 2009, through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to the financial statements, the Company has continued losses that raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans regarding those matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.A. Prevratil, LLC

L.A. Prevratil, LLC
West Palm Beach, Florida
July 15, 2012

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
Assets

Current Assets:
Cash and Cash Equivalents	$51,037	$170,546
Prepaid Expenses	23,910	1,176,933
Total Assets	$74,947	$1,347,479

Liabilities and Shareholders’ Earnings (Deficit)

Current Liabilities:
Accounts Payable	$611,080	$65,224
Loans Payable-Management	-	-
Current Portion of Convertible Notes Payable	33,992	313,992
Accrued Interest	104,756	63,221
Payroll Tax Liabilities	14,211	14,211
Total Current Liabilities	764,039	456,648

Convertible Notes Payable, Less Current Portion	569,174	271,000
Total Liabilities	1,333,213	727,648

Shareholders’ Earnings (Deficit)
Common Stock, par value $0.05 per share, 5,000,000,000shares authorized, 5,549,281 shares issued (521,419 shares as of March 31, 2011)	277,464	26,071
Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized, 60 shares issued (none issued as of March 31, 2011)	1	1
Shares held in Escrow	(7,500)	(2,500)
Additional Paid In Capital	3,702,122	3,096,483
Retained Deficit	(5,230,353)	(2,500,224)
Total Shareholders’ Earnings (Deficit)	(1,258,266)	619,831
Total Liabilities and Shareholders’ Earnings (Deficit)	$74,947	$1,347,479

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011, AND PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) TO MARCH 31, 2012

	Year Ended		Period From Date of Inception (June 17, 2009) to March 31,
	2012	2011	2012
Revenues	$-	$-	$-

Expenses
Marketing and Advertising	43,486	24,026	67,512
Professional Services	1,879,639	1,256,020	3,135,659
Interest	74,501	72,876	147,377
Office and General Administrative	87,832	64,379	152,211
Rent	17,671	14,131	31,802
Total Expenses	2,103,129	1,431,432	3,534,561

Loss from Operations	(2,103,129)	(1,431,432)	(3,534,561)

Other Expense (Income)
Gain on Debt Forgiveness	-	-	(10,501)
Impairment Loss	627,000	-	627,000
Recapitalization Expenses	-	-	759,590
Total Other Expenses(Income)	627,000	-	1,376,089

Net Loss	$(2,730,129)	$(1,431,432)	$(5,230,353)

Earnings per Share
Basic	$(0.7690)	$(4.4897)
Diluted	$(0.7690)	$(4.4897)

Weighted Average Common Shares Outstanding
Basic	3,550,156	318,828
Diluted	271,623,934	318,828

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EARNINGS (DEFICIT)
FOR THE PERIOD FROM DATE OF INCEPTION (JUNE 17, 2009) THROUGH MARCH 31, 2012

	Common Shares	Preferred Shares	Common Stock	Preferred Stock	Shares Held in Escrow	Additional Paid In Capital	Retained Deficit	Total
Balance at Inception (June 17, 2009)	28,812	-	$1,441	$-	$-	$142,618	$-	$144,059

Common Stock Issued for Services	48,000	-	2,400	-	-	237,600	-	240,000
Common Stock Issued for Satisfaction of Convertible Note Payable	83,420	-	4,171	-	-	388,392	-	392,563
Shares Issued for Collateral	50,000	-	2,500	-	(2,500)	-	-	-
Net Loss	-	-	-	-	-	-	(1,068,792)	(1,068,792)
Balance at March 31, 2010	210,232	-	$10,512	$-	$(2,500)	$768,610	$(1,068,792)	$(292,170)

Common Stock Issued for Services	20,480	-	1,024	-	-	115,846	-	116,870
Preferred Stock Issued for Services	-	60	-	1	-	233,559	-	233,560
Common Stock Earned but not Issued for Services	-	-	-	-	-	1,897,648	-	1,897,648
Common Stock Issued for Satisfaction of Liabilities	290,707	-	14,535	-	-	80,820	-	95,355
Net Loss	-	-	-	-	-	-	(1,431,432)	(1,431,432)
Balance at March 31, 2011	521,419	60	$26,071	$1	$(2,500)	$3,096,483	$(2,500,224)	$619,831

Common Stock Issued for Services	560,057	-	28,002	-	-	343,177	-	371,179
Common Stock Issued for Satisfaction of Liabilities	3,947,856	-	197,393	-	-	38,960	-	236,353
Common Stock Issued but Earned in Prior Periods	319,949	-	15,998	-	-	(15,998)	-	-
Common Stock Issued in Connection to the
Acquisition of Stemtide Inc.	100,000	-	5,000	-	-	50,000	-	55,000
Common Stock Issed for Collateral	100,000	-	5,000	-	(5,000)	-	-	-
Common Stock Earned but not Issued for Services	-	-	-	-	-	189,500	-	189,500
Net Loss	-	-	-	-	-	-	(2,730,129)	(2,730,129)
Balance at March 31, 2012	5,549,281	60	277,464	$1	$(7,500)	$3,702,122	$(5,230,353)	$(1,258,266)

The accompanying notes are an integral part of these consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011, AND THE PERIOD FROM THE DATE OF INCEPTION (June 17, 2009) TO MARCH 31, 2012

	Year Ended		Period From Date of Inception (June 17, 2009) to March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net Loss	$(2,730,129)	$(1,431,432)	$(5,230,353)
NON-CASH ADJUSTMENTS
Common Stock Earned but not Issued for Services Rendered	189,500	954,275	1,143,775
Common Stock Issued but Earned in Prior Periods for Services Rendered	943,373	-	943,373
Gain on Debt Forgiveness	-	-	(10,501)
Common Stock Issued in Exchange for Services Rendered	366,686	116,870	723,556
Services Rendered for Preferred Stock Issued in Prior Period	214,133	-	214,133
Loss on Recapitalization	-	-	759,590
Impairment Loss	627,000	-	627,000
Changes in Assets and Liabilities
Accounts Payable	16,064	9,972	5,795
Accrued Interest	60,364	58,851	122,335
Net Cash Used in Operating Activities	(313,009)	(291,464)	(701,297)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payables	193,500	459,491	677,226
Net (Repayment) Proceeds from Shareholder Loans	-	(39,993)	75,108
Net Cash Provided by Financing Activities	193,500	419,498	752,334

Net Change in Cash and Cash Equivalents	(119,509)	128,034	51,037

Cash and Cash Equivalents – Beginning of Period	170,546	42,512	-
Cash and Cash Equivalents – End of Period	$51,037	$170,546	$51,037

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-	$-
Net cash payments for income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services	$371,179	$116,870	$728,049
Preferred Stock Issued for Services	$0	$233,560	$233,560
Common Stock Earned but not Issued for Services	$189,500	$1,897,648	$2,087,148
Common Stock Issued in Satisfaction of Liabilities	$236,353	$95,355	$341,208
Liabilities Assumed in Connection with the Acquisition of Stemtide Inc	$55,000	$-	$55,000
Common Stock Issued in Connection with the Acquisition of Stemtide Inc	$572,000	$-	$572,000

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

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products.  The 50,000,000 shares of common stock were issued upon consummation of the agreement.  The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife.  These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000.  There were no other assets acquired

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

METHOD OF ACCOUNTING
The financial statements of InoLife Technologies, Inc. (the “Company” included herein) have been prepared by the Company pursuant to the rules and regulations of the Security Exchange Commission (the “SEC”). The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the years ended March 31, 2012 and 2011. Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital and stock awards.

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

ORGANIZATIONAL EXPENSES
The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

PREPAID EXPENSES
Prepaid expenses consist of services to be rendered from consultants and are amortized as services are rendered.  See Note G – Common & Preferred Stock for further details.

ADVERTISING EXPSENSES
The Company does not utilize direct solicitation advertising.  All other advertising and marketing expenses are charged to operations as incurred

INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC 740, “Accounting For Income Taxes” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.  The Company had no material deferred tax assets or liabilities for the period presented.  Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future benefits to be derived from net operating losses and tax credit carry forwards.  The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets, which is equal to zero.  The Company’s open tax periods are 2009 through 2011.

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

NOTE E - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the year ended March 31, 2012 of $2,730,129.  As of March 31, 2012 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of $5,230,353. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE F – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The company does not use derivative instruments to moderate its exposure to financial risk, if any.

NOTE G – COMMITMENTS

The Company operates from leased office facilities at 8601 Six Forks Road, Suite 400, Raleigh, NC 27615  under an operating lease.  The Company rents approximately 350 square feet of office space in an executive office suite that also provides phone and administrative services. The rent is $1,595 per month and our lease expires on November 30, 2012.

NOTE H – CONVERTIBLE NOTES PAYABLE

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of March 31, 2012, there were $603,166 of convertible notes payables with $569,174 maturing within one year and the remaining portion of $33,992 maturing in two years.  As of March 31, 2011, there were $313,992 of convertible notes payables maturing within one year.

During the year ended March 31, 2012, the Company issued an aggregate of 3,609,272 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $194,145.

NOTE I - COMMON & PREFERRED STOCK

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

From inception to March 31, 2012, the Company had issued 3,852,977 shares of common stock in satisfaction of $273,395 of convertible notes payable, 388,558 in satisfaction of $58,313 of accounts payable balances, and 580,537 shares of common stock for services rendered in the amount of $488,049.  The amount for services rendered was recorded in the professional services line on the consolidated statement of operations and the amount for services to be rendered in future periods was recorded in the prepaid expense line on the consolidated balance sheets.

In August 2010, the Company entered into several consulting agreements with third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 433,607 shares of Common Stock had vested as of March 31, 2011 for $954,275 of services to be rendered in the future and $943,373 of services rendered already.  The amount for services to be rendered in future periods was recorded in the prepaid expense line on the consolidated balance sheets and the amount for services rendered already was recorded in the professional services line on the consolidated statement of operations.  The shares of Common Stock are expected to be issued within the next twelve months.

In August 2010, the Company entered into several consulting agreements with third party service providers which were subsequently memorialized in written consulting agreements.  Due to certain clauses in the agreements, the rights to 800,000 shares of Common Stock had vested as of March 31, 2012 for $284,979 of services to be rendered in the future and $1,534,990 of services rendered already.  The amount for services to be rendered in future periods was recorded in the prepaid expense line on the consolidated balance sheets and the amount for services rendered already was recorded in the professional services line on the consolidated statement of operations.  The shares of Common Stock are expected to be issued within the next twelve months.

On February 22, 2012, INOLIFE Technologies, Inc. (the “Company”) received approval from the Financial Industry Regulatory Authority (“FINRA”) clearing the reverse stock split previously approved by the Company’s stockholders on September 14, 2011. According to FINRA’s approval, the reverse stock split will take effect on Thursday, February 23, 2012 (“Effective Date”). On the Effective Date, the Company’s trading symbol will be changed from “INOL” to “INOLD” for approximately 20 business days after which it will revert to INOL. Upon the effectiveness of the reverse stock split, there will be approximately 4,897,313 shares issued and outstanding. All records of the Company’s transfer agent, Manhattan Transfer Registrar Company (800-786-0362) will be updated to reflect the change.

NOTE J – ACQUISITION OF STEMTIDE INC.

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products.  The 50,000,000 shares of common stock were issued upon consummation of the agreement.  The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife.  These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000.  There were no other assets acquired.

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

NOTE K – SUBSEQUENT EVENTS

On April 18, 2012, the Company entered into an agreement with Gary Berthold, who serves as chairman of the board of directors, president and chief executive officer of the Company, to issue Mr. Berthold 16,455,480 shares of common stock in settlement of unpaid past salary of $246,832.19. In addition, the Company entered into an agreement with Sharon Berthold, who serves on our board of directors and as executive vice-president, to issue to Mrs. Berthold 14,544,520 shares of common stock of the Company in settlement of unpaid past salary of $218,167.81. The issue price of the shares in both transactions was $.015 per share. The shares issued in these transactions have not been registered for resale and there are currently no plans to register these shares for resale. The purchase price was determined by applying a 50% discount to the weighted average closing price in the twenty trading days prior to the issue date.

As previously reported, Gary Berthold and Sharon Berthold entered into executive employment agreements on April 30, 2011 which provide for base salaries of $310,000 and $274,000, respectively. The Company has not paid salaries to either Mr. Berthold or Mrs. Berthold since inception of the agreements. By entering into these transactions, the Company reduces its outstanding indebtedness by $465,000.

Management has evaluated all activity of the Company through July 15, 2012 (the issue date of the financial statements) and concluded that no additional subsequent events have occurred that would require recognition in the financial  statements or disclosure in the notes to financial statements.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company received written correspondence from its Certifying Accountant, EFP Rotenberg, LLP, on December 16, 2011, that it was resigning as the Company's independent Auditor. The stated reason was the financial condition of the company and its inability to pay future bills. In a meeting held on December 29, 2011, the Board of Directors accepted the resignation.

During the Registrant's two (2) most recent fiscal years and during any subsequent interim periods preceding the date of resignation, the Company has had no disagreements with EFP Rotenberg, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

No accountant's report on the financial statements for the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

On February 20, 2012 the Company provided EFP Rotenberg LLP with a copy of this disclosure and requested that it furnish a letter to the Company, addressed to the SEC, stating that it agreed with the statements made here-in or the reasons why it disagreed. On February 20, 2012 the Company received a letter from EFP Rotenberg, LLP that it agreed with the statements contained herein.

On February 22, 1012, the Company has engaged Laura A. Prevratil, CPA, CFE, West Palm Beach, Florida ("Prevratil"), as the Company's new independent registered public accounting firm.

During the recent fiscal years ending March 31, 2011 and March 31, 2010, and the subsequent interim period prior to the engagement of Prevratil, the Company has not consulted Prevratil regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees.  The deficiencies resulted in our failure to timely recognize the financial impact of the vesting of 105,703,843 shares of common Stock and 153,178,310 shares of common stock issued in connection with the consulting agreements during the periods ended September 30, 2010 and December 31, 2010, respectively.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As of July 13, 2012, the current directors and executive officers of InoLife who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position
Gary Berthold	61	CEO, CFO, Director
Sharon Berthold	60	Executive Vice President (EVP), Director

GARY BERTHOLD
Chief Executive Officer, Chief Financial Officer, Director

From 2000 to 2005 Mr. Berthold owned and managed retail pet stores.  From 2003 to 2007 Mr. Berthold co-owned a software development company involved in the home automation industry. From 2004 to 2006 he also served as manufacturer’s rep for several pet food and pet supply companies. Mr. Berthold has developed business relationships with various academic universities, veterinary oncologists, medical DNA testing and manufacturing facilities throughout the country in order to incorporate products into the medical and veterinary markets.  Mr. Berthold is the spouse of Sharon Berthold, a director and the Secretary of the Company.

SHARON BERTHOLD
Executive Vice President, Director

Prior to her involvement with InoLife Technologies, Inc., Sharon spent several years working at two different Veterinary Hospitals in the capacity of Practice Management and Administration.  She owned and managed retail pet stores from 2000 to 2005.  The majority of Sharon’s previous business experience is in management, human resources, customer service and administration within the soft-drink, food and marketing businesses.  Sharon spent over 15 years as an independent business owner within both the construction and companion animal related industries.  She has extensive corporate experience from 1975 through 1993 in the capacity of Human Resource management and Office Administration.  Sharon has developed business relationships with various academic universities, veterinary oncologists, medical DNA testing and manufacturing facilities throughout the country in order to incorporate products into the medical and veterinary markets.

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

Section 16(A) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2011 and March 31,2012, except as follows:

Gary Berthold and Sharon Berthold filed Form 4 late disclosing that effective January 24, 2011, the Company issued an aggregate of 60 shares of preferred stock designated as Series B Convertible Preferred Stock to Gary Berthold and Sharon Berthold.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of the Company’s other most highly compensated executive officers who were serving as executive officers at March 31, 2012.  The following table sets forth all compensation awarded to, earned by, or paid by InoLife Technologies Inc.

Summary Compensation Table for the Fiscal Years Ended March 31, 2012 and March 31, 2011

Executive	Fiscal Year	Salary/Consulting fees	Bonus	Stock Awards	Total Compensation
Gary Berthold, CEO	2012	80,834(1)	--	--	0
	2011	14,825(1)	--	--	14,825

Sharon Berthold, EVP	2012	49,100(1)	--	--	0
	2011	14,825(1)	--	--	14,825
_________________
(1)	Excludes 30 shares of Series B convertible preferred stock issued to each employee. See discussion of employment agreements below.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2012.

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

Effective August 2010 the Company entered into independent consulting agreements with Continental Investment Group, Inc., TRO Investments, Inc., Connied, Inc. and Fuselier and Co., Inc., under which such entities provide independent business consulting services, including but not limited to, business, financial and marketing services. Under the agreements with Continental, TRO Investments and Connied, each consultant shall be issued 15,000,000 restricted shares of the Company's common stock per month for each of the first twelve (12) months of the agreement. The consideration shall be limited to that number of shares such that the consultant shall not own or control in excess of 9.9% of the Company's outstanding common stock at any time. If at any time the sum of the shares beneficially owned or controlled by the consultant plus any additional shares issuable under the agreement exceeds 9.9% of the outstanding shares of the Company’s common stock, the shares in excess of 9.9% shall not be deemed earned and shall not be issuable under the terms of the agreement.   The agreements terminate in August 2013.   The Fuselier agreement expired in August 2012.  During the quarterly periods commencing June 30, 2011, the consultant shall receive 25,000,000 shares per quarter in consideration of consulting services.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:  EFP Rotenberg, LLP billed $12,050 and $13,500 in connection with the audit of the Company’s financial statements for the year ended March 31, 2012 and March 31, 2011, respectively.  Also included in those billings were services performed in connection with the reviews of the Company’s financial statements for the interim quarterly periods as well as those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings for fiscal 2012 and 2011.   L.A. Prevratil, LLC billed $0 in connection with the audit of the Company financial statements for the year ended March 31, 2012.

AUDIT RELATED FEES:  EFP Rotenberg, LLP billed the Company $0 for Audit-related fees during the year ended March 31, 2012 and 2011.  Audit-related fees are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.  L.A. Prevratil, LLC billed $0 for Audit related Fees for the year ended March 31, 2012.

TAX FEES:  EFP Rotenberg, LLP billed $2,800 to the Company in the year ended March 31, 2011 for professional services rendered for tax compliance, tax advice and tax planning.   L.A. Prevratil, LLC billed $0 for professional services rendered for tax compliance, tax advice and tax planning for the year ended March 31, 2012.

ALL OTHER FEES:  EFP Rotenberg, LLP the Company $0 for other services during the years ended March 31, 2012 and $0 for other services during the year ended March 31, 2011.  L.A. Prevratil, LLC billed $0 for other services during the year ended March 31, 2012.

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

INOLIFE TECHNOLOGIES, INC.

Dated: July 16, 2012	By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer and Chief Financial Officer

Dated: July 16, 2012	By:	/s/ SHARON BERTHOLD
Sharon Berthold
Executive Officer and Director