Form 10-K/A
period 2012-03-31
INOLIFE TECHNOLOGIES, INC.
filed 2012-07-19
CIK 1297965

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

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter ($0.0035 on June 30, 2012). $ 208,578.29 on July 11,2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 11, 2012 there were 59,593,796 shares outstanding.

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

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011, AND THE PERIOD FROM THE DATE OF INCEPTION (June 17, 2009) TO MARCH 31, 2012

	Year Ended		Period From Date of Inception (June 17, 2009) to March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net Loss	$(2,730,129)	$(1,431,432)	$(5,230,353)
NON-CASH ADJUSTMENTS
Common Stock Earned but not Issued for Services Rendered	189,500	954,275	1,143,775
Common Stock Issued but Earned in Prior Periods for Services Rendered	943,373	-	943,373
Gain on Debt Forgiveness	-	-	(10,501)
Common Stock Issued in Exchange for Services Rendered	371,179	116,870	719,063
Services Rendered for Preferred Stock Issued in Prior Period	209,640	-	209,640
Loss on Recapitalization	-	-	759,590
Impairment Loss	627,000	-	627,000
Changes in Assets and Liabilities
Accounts Payable	16,064	9,972	5,795
Accrued Interest	60,364	58,851	122,335
Net Cash Used in Operating Activities	(313,009)	(291,464)	(701,297)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payables	193,500	459,491	677,226
Net (Repayment) Proceeds from Shareholder Loans	-	(39,993)	75,108
Net Cash Provided by Financing Activities	193,500	419,498	752,334

Net Change in Cash and Cash Equivalents	(119,509)	128,034	51,037

Cash and Cash Equivalents – Beginning of Period	170,546	42,512	-
Cash and Cash Equivalents – End of Period	$51,037	$170,546	$51,037

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-	$-
Net cash payments for income taxes	$-	$-	$-

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services	$371,179	$116,870	$728,049
Preferred Stock Issued for Services	$0	$233,560	$233,560
Common Stock Earned but not Issued for Services	$189,500	$1,897,648	$2,087,148
Common Stock Issued in Satisfaction of Liabilities	$236,353	$95,355	$341,208
Liabilities Assumed in Connection with the Acquisition of Stemtide Inc	$55,000	$-	$55,000
Common Stock Issued in Connection with the Acquisition of Stemtide Inc	$572,000	$-	$572,000

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

NOTE H – CONVERTIBLE NOTES PAYABLE

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of March 31, 2012, there were $603,166 of convertible notes payables with $ 33,992 maturing within one year and the remaining portion of $ 569,174 maturing in two years.  As of March 31, 2011, there were $313,992 of convertible notes payables maturing within one year.

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

On February 22, 2012, INOLIFE Technologies, Inc. (the “Company”) received approval from the Financial Industry Regulatory Authority (“FINRA”) clearing the reverse stock split previously approved by the Company’s stockholders on September 14, 2011. According to FINRA’s approval, the reverse stock split will take effect on Thursday, February 23, 2012 (“Effective Date”). On the Effective Date, the Company’s trading symbol will be changed from “INOL” to “INOLD” for approximately 20 business days after which it will revert to INOL. Upon the effectiveness of the reverse stock split, were 4,897,313 shares issued and outstanding. All records of the Company’s transfer agent, Manhattan Transfer Registrar Company (800-786-0362) were updated to reflect the change.

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

Summary Compensation Table for the Fiscal Years Ended March 31, 2012 and March 31, 2011

Executive	Fiscal Year	Salary/Consulting fees		Bonus	Stock Awards	Total Compensation
Gary Berthold, CEO	2012	80,834	(1)	--	--	0
	2011	14,825	(1)	--	--	14,825

Sharon Berthold, EVP	2012	49,100	(1)	--	--	0
	2011	14,825	(1)	--	--	14,825

_________________
(1)	Excludes 30 shares of Series B convertible preferred stock issued to each employee. See discussion of employment agreements below.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2012 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o InoLife Technologies, Inc., 8601 Six Forks Road, Suite 400, Raleigh, North Carolina 27615.  Applicable percentage ownership is based on 5,549,281 shares of common stock outstanding as of March 31, 2012 , together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2012 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
Gary Berthold	3,419,597	(1)	60.0	%(1)
Sharon Berthold	3,419,597	(1)	60.0	%(1)
LEK Securities Corporation (2)	366.400		6.6%
E*Trade Clearing Inc.(3)	350.120		6.3%
Scottrade Inc.(4)	1,190,347		21,5%

All officers and directors as a group (2 persons)	3.419.597		94.4%

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

(2)	Address for LEK Securities Corporation is One Liberty Plaza, 52 Fl. NY, NY, 10006

(3)	Address for E*Trade Clearing Inc. is 1981 Marcus Ave, 1 st Fl, Lake Success, NY 11042

(4)	Address for Scottrade Inc. is 500/510 Maryville Centre Dr., St. Louis, MO, 63141

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

INOLIFE TECHNOLOGIES, INC.

Dated: July 19 , 2012	By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer and Chief Financial Officer

Dated: July 19 , 2012	By:	/s/ SHARON BERTHOLD
Sharon Berthold
Executive Officer and Director