Form 10-Q
period 2012-06-30
INOLIFE TECHNOLOGIES, INC.
filed 2012-08-20
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-50863

INOLIFE TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

New York	30-0299889
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8601 Six Forks Road Suite 400,
Raleigh, NC 27615
(Address of principal executive offices)

(919) 676-5334
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer

☐	Non-Accelerated Filer	☒	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 16, 2012, there was 3,457,348,118 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Consolidated Financial Statements.	3

	Balance Sheets for the periods ending June 30, 2012 and March 31, 2012 (unaudited).	3

	Statements of Operations for the three month periods ending June 30, 2012 and 2011 and for the period June 17, 2009 (date of inception) through June 30, 2012 (unaudited).	4

	Statements of Changes in Shareholders’ Equity (Deficit) for the period June 17, 2009 (date of inception) Through as of June 30, 2012 (unaudited).	5

	Statements of Cash Flows for the six month periods ending June 30, 2012 and 2011 and for the period June 17, 2009 (date of inception) through June 30, 2012 (unaudited).	7

	Notes to Consolidated Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 4.	Controls and Procedures.	15

Part II. Other Information.

Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16
Item 3.	Defaults Upon Senior Securities.	16
Item 4.	Mine Safety Disclosure.	16
Item 5.	Other Information.	16
Item 6.	Exhibits.	17

Signatures		18

PART I. FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$4,634	$51,037
Prepaid expenses	2,443	23,910
TOTAL ASSETS	$7,077	$74,947

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$615,107	$611,080
Current portion of convertible notes payable	16,750	33,992
Accrued interest	116,947	104,756
Payroll liabilities	14,211	14,211
Total Current Liabilities	763,016	764,039

Convertible notes payable, less current portion	565,174	569,174
TOTAL LIABILITIES	1,328,189	1,333,213

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, par value $0.01 per share, 10,000,000 shares authorized,
60 and 60 issued and outstanding, respectively	1	1
Common Stock, par value $0.05 per share, 5,000,000,000 shares authorized,
58,846,898 and 5,549,281 issued and outstanding, respectively	2,942,345	277,464
Shares held in escrow	(7,500)	(7,500)
Additional paid in capital	1,310,367	3,702,122
Accumulated deficit during development stage	(5,566,325)	(5,230,353)
Total Shareholders’ Deficit	(1,321,113)	(1,258,266)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICT)	$(7,077)	$74,947

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				June 17, 2009
				(inception)
	For the three months Ended			through
	June 30,			June 30,
	2012		$2011	2012
	(unaudited)	(unaudited)		(unaudited)
Revenues	$ ---	$	---	$ ---

Operating expenses
Marketing and advertising	3,204		16,631	70,536
Professional fees	291,374		411,051	3,746,736
General and administrative	18,333		14,883	170,544
Rent	6,666		4,061	38,468
Total operating expenses	319,397		446,626	4,026,284

Net loss from operations	(319,397)		(446,626)	(4,026,284)

Other income (expenses)
Interest expense	(16,575)		(9,975)	(163,952)
Gain on debt forgiveness	---		---	10,501
Impairment loss	---		---	(627,000)
Recapitalization expense	---		---	(759,590)
Income taxes	---		---	---

Net loss	$(335,972)		$(456,601)	$(5,566,325)

Basic and diluted loss per share	$(0.00)		$(0.00)

Weighted average number of shares outstanding
Basic	50,548,433		502,407,566
Diluted	50,548,433		502,407,566

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JUNE 17, 2009, (INCEPTION) THROUGH JUNE 30, 2012

						Additional			Total
	Common Stock		Preferred Stock			paid-in	Shares	Accumulated	Stockholders’
	Shares	Par value	Shares	Par value		Capital	Held in Escrow	Deficit	Equity
Balance at June 17, 2009 (inception)	28,812	$1,441	---	$	---	$142,618	$ ---	$ ---	$144,059

Common stock issued for services	48,000	2,400	---		---	237,600	---	---	240,000

Common stock issued for satisfaction of convertible note payable	83,420	4,171	---		---	388,392	---	---	392,563

Shares issued for collateral	50,000	2,500	---		---	---	(2,500)	---	---

Net loss	---	---	---		---	---	---	(1,068,792)	(1,068,792)

Balance at March 31, 2010	210,232	$10,512	---	$	---	$768,610	$(2,500)	$(1,068,792)	$(292,170)

Common stock issued for services	20,480	1,024	---		---	115,846	---	---	116,870

Preferred stock issued for services	---	---	60		1	233,559	---	---	233,560

Common stock earned but not issued for services	---	---	---		---	1,897,648	---	---	1,897,648

Common stock issued for satisfaction of liabilities	290,707	14,535	---		---	80,820	---	---	95,355

Net loss	---	---	---		---	---	---	(1,431,432)	(1,431,432)

Balance at March 31, 2011	521,419	$26,071	60		$1	$3,096,483	$(2,500)	$(2,500,224)	$619,831

Common stock issued for services	560,057	28,002	---		---	343,177	---	---	371,179

Common stock issued for satisfaction of liabilities	3,947,856	197,393	---		---	38,960	---	---	236,353

Common stock issued but earned in prior periods	319,949	15,998	---		---	(15,998)	---	---	---

Common stock issued in connection to the Stemtide acquisition	100,000	5,000	---		---	50,000			55,000

Common stock issued for collateral	100,000	5,000	---		---	---	(5,000)	---	---

Common stock earned but not issued for services	---	---	---		---	189,500	---	---	189,500

Net loss	---	---	---		---	---	---	(2,730,129)	(2,730,129)

Balance at March 31, 2012	5,549,281	$277,464	60		$1	$3,702,122	$(7,500)	$(5,230,353)	$(1,258,266)

Common stock issued for services	10,000,000	500,000	---		---	(499,000)	---	---	1,000

Common stock issued for satisfaction of convertible note payable	8,607,935	430,397	---		---	(413,147)	---	---	17,250

					Additional			Total
	Common Stock		Preferred Stock		paid-in	Shares	Accumulated	Stockholders’
	Shares	Par value	Shares	Par value	Capital	Held in Escrow	Deficit	Equity
Common stock issued for satisfaction of convertible note payable	1,194,444	59,722	---	---	(53,372)	---	---	6,350

Common stock issued for satisfaction of convertible note payable	1,195,238	59,762	---	---	(52,737)	---	---	7,025

Common stock issued for satisfaction of convertible note payable	2,300,000	115,000	---	---	(100,000)	---	---	15,000

Stock issued for services	30,000,000	1,500,000	---	---	(1,273,500)	---	---	226,500

Net loss	---	---	---	---	---	---	(335,972)	(335,972)

Balance at June 30, 2012	58,846,898	$2,942,345	60	$1	$1,310,366	$(7,500)	$(5,566,325)	$(1,321,113)

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

					June 17,
					2009
					(inception)
	For the three months ended				through
	June 30,				June 30,
	2012		2011		2012
	(unaudited)		(unaudited)		(unaudited)
Cash Flows from Operating Activities
Net loss		$(335,972)		$(456,601)	$(5,566,325)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Common Stock Earned but not Issued for Services		---		53,675	1,143,775
Common Stock Issued but Earned in Prior Periods for Services		---		108,033	943,373
Gain on Debt Forgiveness		---		---	(10,501)
Common Stock Issued in Exchange for Services		227,500		56,200	955,549
Services Rendered for Preferred Stock Issued in Prior Period		---		58,400	209,640
Loss on Recapitalization		---		---	759,590
Impairment Loss		---			627,000
Changes in Assets and Liabilities
Accounts Payable		4,027		15,000	9,822
Prepaid Expense Shareholder		21,467		77,266	21,467
Accrued Interest		12,191		9,975	134,526
Net Cash Used in Operating Activities		(70,787)		(78,052)	(772,084)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payables		60,626		55,000	737,852
Net (Repayment) Proceeds from Shareholder Loans		(36,242)		---	38,866
Net Cash Provided by Financing Activities		24,384		55,000	776,718

Net Change in Cash and Cash Equivalents		(46,403)		(23,052)	4,634

Cash and Cash Equivalents – Beginning of Period		51,037		170,546	---
Cash and Cash Equivalents – End of Period		$4,634		$147,494	$4,634

Supplemental Cash Flows Disclosures
Cash paid for interest	$	---	$	---	$ ---
Net cash payments for income taxes	$	---	$	---	$ ---

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services		$227,500		$86,200	$955,549
Preferred Stock Issued for Services	$	---	$	---	$233,560
Common Stock Earned but not Issued for Services	$	---		$319,000	$2,87,148
Common Stock Issued in Satisfaction of Liabilities		$45,625		$103,315	$386,833
Liabilities Assumed in Connection with the Acquisition of Stemtide, Inc.	$	---	$	---	$55,000
Common Stock Issued in Connection with the Acquisition of Stemtide, Inc.	$	---	$	---	$572,000

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the three months ended June 30, 2012 and 2011. Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital and stock awards.

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

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

PREPAID EXPENSES
Prepaid expenses consist of services to be rendered from consultants and are amortized as services are rendered.  See Note I – Common & Preferred Stock for further details.

ADVERTISING EXPSENSES
The Company does not utilize direct solicitation advertising.  All other advertising and marketing expenses are charged to operations as incurred

INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC 740, “Accounting For Income Taxes” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.  The Company had no material deferred tax assets or liabilities for the period presented.  Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future benefits to be derived from net operating losses and tax credit carry forwards.  The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets, which is equal to zero.  The Company’s open tax periods are 2009 through 2012.

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE E - GOING CONCERN
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the three months ended June 30, 2012 of $335,972.  As of June 30, 2012 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of $5,566,325. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE H – CONVERTIBLE NOTES PAYABLE
The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of June 30, 2012, there were $581,924 of convertible notes payables with $16,750 maturing within one year and the remaining portion of $565,174 maturing in two years.  At June 30, 2012 the accrued interest on all notes is $116,947.

During the three months ended June 30, 2012, the Company issued an aggregate of 13,297,617 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $45,625.

NOTE I - COMMON & PREFERRED STOCK
During the year ended March 31, 2011, the Company issued 60 shares of its Series B Convertible Preferred Stock to officers of the Company in consideration of 40% of their 2012 fiscal year salaries.  This amounted to $233,600 which was recorded in the prepaid expense line on the consolidated balance sheet.  Each holder of Series B Preferred Stock shall have the right at any time to convert all (but not part) of his shares of Series B Preferred Stock into shares of the Company’s common stock such that each share of the Series B Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion (whereby in the event all of the Series B Preferred Stock is converted, the Company shall issue that number of fully paid and non-assessable shares of Common Stock as shall be 60% of the Company’s common stock).  The shares of Series B Preferred Stock shall vote together with the Company’s Common Stock, except as otherwise required by law.  The number of votes for the Series B Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion.  The Series B Preferred Stock is not entitled to dividends or preference upon liquidation.  The holders have contractually agreed that with certain exceptions, the Preferred Stock is not convertible into common stock for so long as the holder is an officer and director of the Company.  As of June 30, 2012 the prepaid expense has been fully amortized and the final month was recorded in the professional services line on the consolidated statement of operations.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

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

On April 18, 2012, the Company entered into an agreement with Gary Berthold, who serves as chairman of the board of directors, president and chief executive officer of the Company, to issue Mr. Berthold 15,962,329 shares of common stock in settlement of unpaid past salary of $246,832.19. In addition, the Company entered into an agreement with Sharon Berthold, who serves on our board of directors and as executive vice-president, to issue to Mrs. Berthold 14,037,671 shares of common stock of the Company in settlement of unpaid past salary of $218,167.81. The issue price of the shares in both transactions was $.015 per share. The shares issued in these transactions have not been registered for resale and there are currently no plans to register these shares for resale. The purchase price was determined by applying a 50% discount to the weighted average closing price in the twenty trading days prior to the issue date.

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

NOTE K – SUBSEQUENT EVENTS
In July 2012 the Company issued 302,961,308 shares of its common stock in satisfaction of $5,750 of convertible notes payable.

On July 25, 2012, through a shareholders and board of director vote of the Issuer (“INOL” or the “Company”), Gary Berthold was issued one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and two billion shares of our Common Stock.  Mr. Berthold was issued the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to two times the votes of capital stock outstanding of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.  This did not lead to a change of control, as Mr. Berthold continues to be majority owner, along with Ms. Berthold below.  After the issuance of the Preferred A Stock, Mr. Berthold returned his 30 shares of Preferred Series B Stock to the Company.

On July 25, 2012, through a shareholders vote and board of director vote of the Issuer (“INOL” or the “Company”), Sharon Berthold was issued one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and one billion shares of our Common Stock.  Ms. Berthold was issued the Preferred A Stock in connection with and as consideration for her agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to two times the of all votes of capital stock outstanding of the Company that could be asserted in any matter put to a vote of the shareholders of the Company.  This did not lead to a change of control, as Ms. Berthold continues to be majority owner, along with Mr. Berthold above.  After the issuance of the Preferred A Stock, Ms. Berthold returned her 30 shares of Preferred Series B Stock to the Company.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

On July 25, 2012, the board of directors voted and approved to set up a stock option plan for the Issuer’s selected employees, directors (if applicable) and consultants as an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, to encourage such selected persons to remain in the employ of the Company, and to attract new employees with outstanding qualifications.   This plan seeks to achieve this purpose by providing for awards in the form of registered shares, restricted shares and options (which may constitute incentive stock options or non-statutory stock options), as well as the direct award or sale of shares of the Company’s common stock.  Awards may be granted under this plan in reliance upon federal and state securities law exemptions.   Shares offered under this plan shall be authorized but unissued shares, and shall not exceed two hundred million (200,000,000) shares of authorized common stock of the Company.  Each award or sale of shares under the plan (other than upon exercise of an option) shall be evidenced by a stock purchase agreement between the offeree and the Company.  The provisions of the various stock purchase agreements entered into under the plan need not be identical.  Currently, there are no agreements that are enforceable against the Company to issue these securities to a third party in exchange for services, nor is there a transaction that meets the threshold requirement under Item 3.02.

On July 25, 2012 the Board of Directors approved by unanimous consent an amendment to the Certificate of Incorporation of the Company to increase the authorized preferred shares to 100,000,000 and to restate the designation of the rights and preferences of Series A Preferred, Series B Preferred Stock and the creation of Series D Preferred.  Series C Preferred remained the same as filed with the State of New York on July 7, 2011, except for a change in the par value.  A copy of the amendment to the Certificate of Incorporation is filed as an exhibit to this Current Report on Form 8-K.  There are currently no other classes or series of preferred stock issued or outstanding.  All disclosures set forth in this Current Report on Form 8-K are qualified by and subject to the rights, preferences and designations set forth in the Amendment to the Certificate of Incorporation.

In August 2012 the company issued 92,156,862 shares of its common stock to various consultants as a part of a Form S-8 registration statement filed with the Securities Exchange Commission on July 31, 2012.

On August 1, 2012 the Company issued 155,000 shares of its Preferred Class B stock to Gary Berthold, for conversion of $387,499 annual base salary due through July 31, 2012.

On August 1, 2012 the Company issued 137,000 shares of its Preferred Class B stock to Sharon Berthold, for conversion of $274,000 annual base salary due through July 31, 2012.

Management has evaluated all activity of the Company through August 20, 2012 (the issue date of the financial statements) and concluded that no additional subsequent events have occurred that would require recognition in the financial  statements or disclosure in the notes to financial statements.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited.  As a result, we realized no revenue during the period ended June 30, 2012.

The largest expenses during the three months ended June 30, 2012 were for professional fees.  The expense related to professional fees was $291,374 for the three months ended June 30, 2012.  Professional fees totaled $3,746,736 for the period since inception (6/17/2009) to June 30, 2012.  The majority of the consultants are being paid through the issuance of common stock.  Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions.  Our executive officers received $245,967 during the three months ended June 30, 2012 and $282,249 for the three months ended June 30, 2011, which was paid as a consulting expense.

We realized a net loss of $335,972 for the three months ended June 30, 2012.  During the period from inception to June 30, 2012, we realized a retained deficit of $5,566,325 primarily due to operating losses of $4,026,284, a loss of $759,590 due to recapitalization expenses, an impairment loss of $627,000 and interest expense of $163,952 during the period from inception to June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012 we have cash of approximately $4,634. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors.  As a result, through June 30, 2012, we had used a majority of our funds for our operations.

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%.  The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor.  As of June 30, 2012, there were $581,924 of convertible notes payables with $16,750 maturing within one year and the remaining portion of $565,174 maturing in two years.

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

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control.   As of June 30, 2012, our directors and executive officers as a whole, beneficially own approximately 30,090,028 shares of our common stock and 60 shares of our Series B Convertible Preferred Stock which convert at any time into 60% of our outstanding common stock on a fully diluted basis. The above-described significant stockholders will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

(a)           Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending June 30, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on July 19, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012 that were not otherwise disclosed on a Form 8-K.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosure.

Not applicable

Item 5.  Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

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

INOLIFE TECHNOLOGIES, INC.

Dated: August 20, 2012	By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer and Chief Financial Officer

Dated: August 20, 2012	By:	/s/ SHARON BERTHOLD
Sharon Berthold
Executive Officer and Director