Form 10-Q
period 2012-12-31
INOLIFE TECHNOLOGIES, INC.
filed 2013-02-19
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-50863

INOLIFE TECHNOLOGIES, INC.
(Exact Name of registrant as specified in its charter)

New York	30-0299889
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6040-A Six Forks Rd., Suite 135
Raleigh, N.C.   27609
(Address of principal executive offices)

(919) 727-9186
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

As of February 13, 2013, there was 44,607 (post 1 to 50,000 reverse split) shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Consolidated Financial Statements.	3

	Balance Sheets for the periods ending December 31, 2012 and March 31, 2012 (unaudited).	3

	Statements of Operations for the three and nine month periods ending December 31, 2012 and 2011 and for the period June 17, 2009 (date of inception) through December 31, 2012 (unaudited).	4

	Statements of Changes in Shareholders’ Equity (Deficit) for the period June 17, 2009 (date of inception) through December 31, 2012 (unaudited).	5

	Statements of Cash Flows for the nine month periods ending December 31, 2012 and 2011 and for the period June 17, 2009 (date of inception) through December 31, 2012 (unaudited).	7

	Notes to Consolidated Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 4.	Controls and Procedures.	17

Part II. Other Information.

Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18
Item 3.	Defaults Upon Senior Securities.	18
Item 4.	Mine Safety Disclosure.	18
Item 5.	Other Information.	18
Item 6.	Exhibits.	19

Signatures		20

PART I. FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ ---	$51,037
Prepaid expenses	107,500	23,910
TOTAL ASSETS	$107,500	$74,947

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$210,815	$611,080
Notes payable – related parties	17,709	---
Current portion of convertible notes payable	13,992	33,992
Accrued interest	139,888	104,756
Payroll liabilities	288,944	14,211
Total Current Liabilities	671,348	764,039

Convertible notes payable, less current portion	562,985	569,174
TOTAL LIABILITIES	1,234,333	1,333,213

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, par value $0.00001 per share, 100,000,000 shares authorized,
93,894 and 60 issued and outstanding, respectively	1	1
Preferred Stock – Series C, par value $0.01 per share,
572 and -0- issued and outstanding, respectively	6	---
Common Stock, par value $0.00001 per share, 5,000,000,000 shares authorized,
5,582,590,068 and 5,549,281 issued and outstanding, respectively	55,825	277,464
Shares held in escrow	(7,500)	(7,500)
Additional paid in capital	14,142,894	3,702,122
Accumulated deficit during development stage	(15,318,059)	(5,230,353)
Total Shareholders’ Deficit	(1,126,833)	(1,258,266)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICT)	$107,500	$74,947

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					June 17, 2009
					(inception)
	Three months ended		Nine months ended		through
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ ---	$ ---	$ ---	$ ---	$ ---

Operating expenses
Marketing and advertising	---	10,933	4,138	37,077	71,650
Professional fees	376,346	113,936	9,978,872	1,889,216	13,434,327
General and administrative	22,270	30,021	54,088	74,065	206,299
Rent	1,716	4,903	11,000	14,415	42,802
Total operating expenses	400,332	159,793	10,048,098	2,014,773	13,755,078

Net loss from operations	(400,332)	(159,793)	(10,048,098)	(2,014,773)	(13,755,078)

Other income (expenses)
Interest expense	(11,682)	(16,794)	(39,515)	(57,698)	(186,892)
Gain on debt forgiveness	---	---	---	---	10,501
Impairment loss	---	---	---	(627,000)	(627,000)
Recapitalization expense	---	---	---	---	(759,590)
Income taxes	---	---	---	---	---

Net loss	$(412,014)	$(176,587)	$(10,087,613)	$(2,699,471)	$(15,318,059)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic	5,582,979,750	1,825,138,164	2,108,026,887	1,165,525,947
Diluted	5,582,979,750	1,825,138,164	2,108,026,887	1,165,525,947

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JUNE 17, 2009, (INCEPTION) THROUGH DECEMBER 31, 2012

	Common Stock		Preferred Stock			Additional paid-in	Shares Held in	Accumulated	Total Stockholders’
	Shares	Par value	Shares	Par value		Capital	Escrow	Deficit	Equity

Balance at June 17, 2009 (inception)	28,812	$1,441	---	$	---	$142,618	$ ---	$ ---	$144,059

Common stock issued for services	48,000	2,400	---		---	237,600	---	---	240,000

Common stock issued for satisfaction of convertible note payable	83,420	4,171	---		---	388,392	---	---	392,563

Shares issued for collateral	50,000	2,500	---		---	---	(2,500)	---	---

Net loss	---	---	---		---	---	---	(1,068,792)	(1,068,792)

Balance at March 31, 2010	210,232	$10,512	---	$	---	$768,610	$(2,500)	$(1,068,792)	$(292,170)

Common stock issued for services	20,480	1,024	---		---	115,846	---	---	116,870

Preferred stock issued for services	---	---	60		1	233,559	---	---	233,560

Common stock earned but not issued for services	---	---	---		---	1,897,648	---	---	1,897,648

Common stock issued for satisfaction of liabilities	290,707	14,535	---		---	80,820	---	---	95,355

Net loss	---	---	---		---	---	---	(1,431,432)	(1,431,432)

Balance at March 31, 2011	521,419	$26,071	60		$1	$3,096,483	$(2,500)	$(2,500,224)	$619,831

Common stock issued for services	560,057	28,002	---		---	343,177	---	---	371,179

Common stock issued for satisfaction of liabilities	3,947,856	197,393	---		---	38,960	---	---	236,353

Common stock issued but earned in prior periods	319,949	15,998	---		---	(15,998)	---	---	---

Common stock issued in connection to the Stemtide acquisition	100,000	5,000	---		---	50,000			55,000

Common stock issued for collateral	100,000	5,000	---		---	---	(5,000)	---	---

Common stock earned but not issued for services	---	---	---		---	189,500	---	---	189,500

Net loss	---	---	---		---	---	---	(2,730,129)	(2,730,129)

Balance at March 31, 2012	5,549,281	$277,464	60		$1	$3,702,122	$(7,500)	$(5,230,353)	$(1,258,266)

Common stock issued for services	10,000,000	500,000	---		---	(499,000)	---	---	1,000

Common stock issued for satisfaction of convertible note payable	8,607,935	430,397	---		---	(413,147)	---	---	17,250

	Common Stock		Preferred Stock			Additional paid-in	Shares Held in	Accumulated	Total Stockholders’
	Shares	Par value	Shares	Par value		Capital	Escrow	Deficit	Equity

Common stock issued for satisfaction of convertible note payable	1,194,444	$59,722	---	$	---	$(53,372)	$ ---	$ ---	$6,350

Common stock issued for satisfaction of convertible note payable	1,195,238	59,762	---		---	(52,737)	---	---	7,025

Common stock issued for satisfaction of convertible note payable	2,300,000	115,000	---		---	(100,000)	---	---	15,000

Stock issued for services	30,000,000	1,500,000	---		---	(1,273,500)	---	---	226,500

Adjustment to new par value of $0.00001 for Common and Preferred Stock	---	(2,941,757)			(1)	2,941,758	---	---	---

Common stock issued to Redwood, a non related party for satisfaction of debt	2,961,308	30	---		---	2,720	---	---	2,750

Common stock issued to Longside, a non related party for satisfaction of debt	1,800,000	18	---		---	414	---	---	432

Common stock issued to Taconic, a non related party for satisfaction of debt	1,825,000	18	---		---	414	---	---	432

Common stock issued to officer and directors for contributed services	3,000,000,000	30,000	---		---	8,970,000	---	---	9,000,000

Common stock issued to unrelated party for satisfaction of Orchid debt	1,240,000,000	12,400	---		---	---	---	---	12,400

Common stock issued as a part of an S-8 registration to various consultants for services	292,156,862	2,922	---		---	273,830	---	---	276,752

Common stock issued to various non related parties for the satisfaction of E-Lionheart debt.	955,000,000	9,550	---		---	---	---	---	9,550

Common stock issued to an officer for conversion of Preferred B Stock	30,00,000	300	(120)		---	71,400	---	---	71,700

Preferred B Stock swap for new designation, Bertholds	---	---	93,380		1	(1)	---	---	---

Preferred A stock issued for control, Bertholds	---	---	2		---	---	---	---	---

Preferred C stock issued for Stemtide accounts payable	---	---	572		6	571,994	---	---	572,000

Net loss	---	---	---		---	---	---	(10,087,613)	(10,087,613)

Balance at December 31, 2012	5,582,590,068	$55,825	93,894		$7	$14,142,894	$(7,500)	$(15,318,059)	$(1,126,833)

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

					June 17,
					2009
					(inception)
	Nine months ended				through
	December 31,				December 31,
	2012		2011		2012
	(unaudited)		(unaudited)		(unaudited)
Cash Flows from Operating Activities
Net loss		$(10,087,613)		$(2,699,471)	$(15,318,059)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Common Stock Earned but not Issued for Services		---		189,500	1,143,775
Common Stock Issued but Earned in Prior Periods for Services		---		943,373	943,373
Gain on Debt Forgiveness		---		---	(10,501)
Common Stock Issued in Exchange for Services		10,147,946		359,209	10,875,995
Services Rendered for Preferred Stock Issued in Prior Period		---		155,733	209,640
Loss on Recapitalization		---		---	759,590
Impairment Loss		---		627,000	627,000
Changes in Assets and Liabilities
Accounts Payable		(400,358)		35,038	(390,536)
Prepaid Expense Shareholder		(83,590)		---	(83,590)
Accrued Management Fees		274,733		86,572	274,733
Accrued Interest		35,132		43,561	157,467
Net Cash Used in Operating Activities		(113,750)		(259,485)	(811,113)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payables		62,709		193,500	739,935
Net (Repayment) Proceeds from Shareholder Loans		4		---	71,178
Net Cash Provided by Financing Activities		62,713		193,500	811,113

Net Change in Cash and Cash Equivalents		(51,037)		(65,985)	---

Cash and Cash Equivalents – Beginning of Period		51,037		170,546	---
Cash and Cash Equivalents – End of Period	$	---		$104,561	$ ---

Supplemental Cash Flows Disclosures
Cash paid for interest	$	---	$	---	$ ---
Net cash payments for income taxes	$	---	$	---	$ ---

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services		$10,147,946		$371,179	$10,875,995
Preferred Stock Issued for Services	$	---	$	---	$233,560
Common Stock Earned but not Issued for Services	$	---		$189,500	$2,087,148
Common Stock Issued in Satisfaction of Liabilities		$71,193		$226,734	$412,401
Liabilities Assumed in Connection with the Acquisition of Stemtide, Inc.	$	---		$572,000	$572,000
Common Stock Issued in Connection with the Acquisition of Stemtide, Inc.	$	---		$55,000	$55,000

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(UNAUDITED)

The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the nine months ended December 31, 2012 and 2011. Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital and stock awards

USE OF ESTIMATES

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(UNAUDITED)

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

NOTE E - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the nine months ended December 31, 2012 of $10,087,613. As of December 31, 2012 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of $15,318,059. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE G – COMMITMENTS

The Company operates from leased office facilities at 8601 Nine Forks Road, Suite 400, Raleigh, NC 27615 under an operating lease. The Company rents approximately 350 square feet of office space in an executive office suite that also provides phone and administrative services. The rent is $1,595 per month and our lease is currently month to month.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(UNAUDITED)

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

Convertible notes payable consist of the following at December 31, 2012:

December 31, 2012

On August 4, 2011 the Company issued a convertible promissory note to American Settlements, LLC consolidating several notes. The principal amount of the note is $58,291.80. The note bears an interest rate of 20% and a default rate of 29%. The maturity date is August 4, 2013. Principal and interest are due at Maturity. The note and any accrued interest are eligible to be converted into the Company’s common stock. The current outstanding principal balance is:	$13,992

The Company issued a bridge loan to a shareholder for proceeds of $55,000. The note bears an interest rate of 12%. The note matures on November 20, 2011. The note and accrued interest are eligible to be converted into the Company’s common stock. The current outstanding principal balance is:	10,000

On February 3rd and December 31st, 2011 the Company issued convertible promissory notes to E-Lionheart Associates, LLC for proceeds of 220,000. The note bears an interest rate of 8%. The note matured on February 8, 2012. The note and accrued interest are eligible to be converted in the Company’s common stock. The current outstanding principal balance is:	206,450

The Company has issued several convertible promissory notes to Long Side Ventures. The interest is 12% and 15% on the various notes. The notes mature between November 2011 and January 2013. The notes and accrued interest are eligible to be converted into the Company’s common stock. The current outstanding aggregate principal balance is:	269,267

On May 12, 2011 the Company issued a convertible note payable to Orchid Island Capital Partners, LP for proceeds of $50,000. On July 31, 2012 Flash Associates ltd purchased the note with an additional $25,000 added to the principal balance of the note. The maturity date is August 15, 2012. The note and accrued interest are eligible to be converted in the Company’s common stock. The current outstanding principal balance is:	62,600

On September 9, 2011 the Company issued a convertible promissory note to Taconic Group, Inc. The bears an interest rate of 18%. The note matures on September 18, 2013. The note and accrued interest are eligible to be converted into the Company’s common stock. The current outstanding balance is:	14,668

Total Convertible notes payable	$576,977
Less: Current maturities	(13,992)
Convertible notes payable net current maturities	$562,985

At December 31, 2012 the accrued interest on all notes is $139,888.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(UNAUDITED)

During the nine months ended December 31, 2012, the Company issued an aggregate of 2,414,883,925 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures.  As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $71,193.

NOTE I - COMMON & PREFERRED STOCK

During the year ended March 31, 2011, the Company issued 60 shares of its Series B Convertible Preferred Stock to officers of the Company in consideration of 40% of their 2012 fiscal year salaries.  This amounted to $233,600 which was recorded in the prepaid expense line on the consolidated balance sheet.  Each holder of Series B Preferred Stock shall have the right at any time to convert all (but not part) of his shares of Series B Preferred Stock into shares of the Company’s common stock such that each share of the Series B Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion (whereby in the event all of the Series B Preferred Stock is converted, the Company shall issue that number of fully paid and non-assessable shares of Common Stock as shall be 60% of the Company’s common stock).  The shares of Series B Preferred Stock shall vote together with the Company’s Common Stock, except as otherwise required by law.  The number of votes for the Series B Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion.  The Series B Preferred Stock is not entitled to dividends or preference upon liquidation.  The holders have contractually agreed that with certain exceptions, the Preferred Stock is not convertible into common stock for so long as the holder is an officer and director of the Company.  As of December 31, 2012 the prepaid expense has been fully amortized and the final month was recorded in the professional services line on the consolidated statement of operations.

On June 29, 2011 the Company issued 572 shares of its Series C Convertible Preferred Stock to Stemtide Shareholder Trust as satisfaction for $572,000 of accounts payable that was acquired as a part of the Stemtide acquisition.

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(UNAUDITED)

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

During the period ending December 31, 2012 the Company issued 1,574,883,925 shares of its common stock in satisfaction of $64,789 of convertible notes payable.

During the period ending December 31, 2012 the Company issued 3,030,000,000 shares of its common stock to the Bertholds for control and services.

During October 2012 the Company issued 640,000,000 shares of its common stock is satisfaction of $6,400 of convertible notes payable.

In October 2012 the company issued 200,000,000 shares of its common stock to various consultants as a part of a Form S-8 registration statement filed with the Securities Exchange Commission on July 31, 2012.

On November 7, 2012 the Company filed an Amendment with the state of New York to affect a 1 to 50,000 reverse of their common stock. FINRA deemed the 1 for 50,000 reverse stock split effective on January 24, 2013.

NOTE J – ACQUISITION OF STEMTIDE INC.

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products. The 50,000,000 shares of common stock were issued upon consummation of the agreement. The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife.  These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000. The Company also issued 572 shares of its Series C Convertible Preferred Stock as satisfaction of the $572,000 accounts payable. There were no other assets acquired.

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(UNAUDITED)

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

NOTE K – SUBSEQUENT EVENTS

On January 24, 2013 FINRA deemed the 1 to 50,000 reverse split effective.

On January 24, 2013 the Company issued 60,000 shares of Series B Convertible Preferred stock, 30,000 shares of Series D Convertible Preferred stock and 1,700 shares of common stock registered on Form S-8 to an unrelated parties for professional fees.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited.  As a result, we realized no revenue during the period ended December 31, 2012.

The largest expenses during the nine months ended December 31, 2012 were for professional fees. The expense related to professional fees was $9,978,872 and $376,346 for the three and nine months ended December 31, 2012, respectively.  Professional fees totaled $13,434,327 for the period since inception (6/17/2009) to December 31, 2012. The majority of the consultants are being paid through the issuance of common stock.  Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions. Our executive officers received 3,030,000,000 shares of common stock for their services and control during the nine months ended December 31, 2012. The common stock was issued at the markets closing price on the day of issuance.

We realized a net loss of $412,014 and $10,087,613 for the three and nine months ended December 31, 2012. During the period from inception to June 30, 2012, we realized a retained deficit of $15,318,059 primarily due to operating losses of $13,755,078, a loss of $759,590 due to recapitalization expenses, an impairment loss of $627,000 and interest expense of $186,892 during the period from inception to December 31, 2012.

Liquidity and Capital Resources

At December 31, 2012 we have a -0- cash position. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors. As a result, through December 31, 2012, we had used all of our funds for our operations.

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%. The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor. As of December 31, 2012, there were $576,977 of convertible notes payables with $13,992 maturing within one year and the remaining portion of $562,985 maturing in two years.

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

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of December 31, 2012, our directors and executive officers as a whole, beneficially own approximately 3,030,090,028 shares of our common stock, 2 shares of our Series A Convertible Preferred stock and 93,322 shares of our Series B Convertible Preferred Stock. The above-described significant stockholders will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

With respect to the period ending December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending December 31, 2012, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending December 31, 2012 the Company issued 2,414,883,925 shares of its common stock in satisfaction of $71,193 of convertible notes payable.

There were no additional unregistered sales of the Company’s equity securities during the quarter ended December 31, 2012 that were not otherwise disclosed on a Form 4 or Form 8-K.

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

INOLIFE TECHNOLOGIES, INC.

Dated: February 13, 2013	By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer and Chief Financial Officer

Dated: February 13, 2013	By:	/s/ SHARON BERTHOLD
Sharon Berthold
Executive Officer and Director