Form 10-K
period 2013-03-31
INOLIFE TECHNOLOGIES, INC.
filed 2013-07-01
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission file number 0-50863

INOLIFE TECHNOLOGIES, INC.
(Exact Name of Registrant as specified in its charter)

New York	30-299889
(State or jurisdiction of Incorporation or organization	(I.R.S Employer Identification No.)

6040-A Six Forks Road, # 135, Raleigh, NC	27609
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 919-727-9186

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐ Yes (x) No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information
Contained in this form are not required to respond
Unless the form displays a current valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the resistant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation s-K (§ 229.405 of this chapter is not contained herein and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “ “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRNTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

40,040,492 as of March 31, 2013, per Transfer Agent, Manhattan Transfer, 57 Eastwood Road, Miller Place, NY 11764

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

INOL LIFE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2013

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of INOL Life Technologies, Inc. for the year ended March 31, 2013 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the cost and effects of legal proceedings.

You should not rely on forward looking statements in this annual report. This annual report contains forward looking statements that involve risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements.

PART I

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

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products. The 50,000,000 shares of common stock were issued upon consummation of the agreement. The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife. These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000. The Company subsequently issued 572 shares of its Series C Convertible Preferred Stock as satisfaction for the $572,000 in accounts payable. There were no other assets acquired.

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


IHP Plavix Metabolizing Test (Cytochrome P450 2C19) – Our Plavix metabolizing test is currently being used to identify how a patient’s genetic inheritance may affect the body’s response to Plavix (Clopidogrel). This test is only available through the medical community including physicians, hospitals and medical clinics.


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


IHP Ancestral Origins Test - With our DNA ancestry test, an individual’s DNA profile is established and then compared against hundreds of global populations and fourteen anthropological regions whose collective genetic information is known and scientifically validated.


IHP Paternity Test - Our DNA paternity testing system is a premium 16-marker DNA test that utilizes the most powerful standard DNA testing parameters in the industry and making it quick, simple and definitive as possible.

We secure our product lines through independent development, licensing, joint ventures and teaming relationships. Pursuant to a Strategic Alliance and Marketing Agreement that we entered into with InoHealth Products, Inc., an entity owned and controlled by our executive officers. Pursuant to the terms of the agreement, the Company granted InoHealth Products a license to market, sell and distribute products. The products may be marketed, sold and distributed throughout the United States. The Company has agreed to pay InoHealth Products a royalty fee based on the sale of such products. The initial term of the agreement expired on or about March 31, 2012 and automatically renews on an annual basis provided that neither party provides the other with at least 60-days advance prior written notice of termination.

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

Item 1B. Unresolved Staff Comments

NONE

Item 2. Properties

We currently are not renting any office space. The company is currently operating out of office space owned by its officers and directors. The Company is not being charged any monthly fee for the office space. The company believes that the current office space is adequate for conducting the business of the company.

Item 3. Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 4. Mine safety disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCBB under the symbol “INOL.” The following table sets forth the high and low closing prices for our common stock for each quarter during the last two fiscal years. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of our common stock on June 28, 2013 was $0.07.

	High	Low
Fourth Quarter Ended March 31, 2013	$0.2500	$0.2500
Third Quarter Ended December 31, 2012	$0.1000	$0.0500
Second Quarter Ended September 30, 2012	$0.1500	$0.1000
First Quarter Ended June 30, 2012	$0.0100	$0.0100
Fourth Quarter Ended March 31, 2012	$0.0030	$0.0030
Third Quarter Ended December 31, 2011	$0.1000	$0.0500
Second Quarter Ended September 30, 2011	$0.1500	$0.1000
First Quarter Ended June 30, 2011	$0.8000	$0.7000

 Holders

As of March 31, 2013, we had approximately 136 holders of our common stock. As of June 28, 2013 there were 148 holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

NONE

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report. The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

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

Critical Accounting Policies
We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations for the years ended March 31, 2013 and March 31, 2012 and for the development stage, June 17, 2009 (date of inception) through March 31, 2013

InoLife Technologies, Inc. (The Company) was organized as of June 17, 2009. Due to the limited operations during June 17, 2009 (date of inception) through the year ended March 31, 2013, the results of operations for the year ended March 31, 2013 and 2012 are not comparable.

Revenues

The Company did not earn any revenues for the years ended March 31, 2013 and 2012.

Operating Expenses

Total Operating Expenses. Total operating expenses for the years ended March 31, 2013 and 2012 were $1,607,224 and $2,028,628, respectively. Total operating expenses for the year ended March 31, 2013 consisted of Marketing and advertizing of $4,538; professional fees of $1,526,145; selling, general and administrative expenses of $65,541 and rent expense of $11,000.

Financial Condition

Total Assets. Total assets at March 31, 2013 and 2012 were $53,750 and $74,947, respectively. Total assets at March 31, 2013 consisted of prepaid expense of $53,750.

Total Liabilities. Total liabilities at March 31, 2013 and 2012 were $781,750 and $1,333,213, respectively. Total liabilities at March 31, 2013 consist of accounts payable of $133,176; current portion of convertible notes payable of $139,711; accrued salaries of $420,733; accrued interest of $9,757; note payable to related parties of $64,161 and payroll tax liability of $14,211. The convertible notes payable are demand notes and carries a 10% annual percentage rate. The note payable-related party carries no repayment terms and is non-interest bearing.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of $977,214 for the year ended March 31, 2013 and $2,730,129 for the year ended March 31, 2012. The Company has an accumulated loss of $6,207,567 during the development stage, June 17, 2009 (date of inception) through March 31, 2013. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At March 31, 2013 we had minimal assets and working capital deficit of $728,000. Our working capital deficit is due to the results of operations.

Net cash (used in)/provided by operating activities for the years ended March 31, 2013 and 2012 was $(336,728) and $(313,009), respectively. Net cash used in operating activities during the development stage, June 17, 2009 (date of inception) through March 31, 2013 was $(1,038,025).

Net cash provided by financing activities for the years ended March 31, 2013 and 2012 was $285,691 and $193,500, respectively. Net cash provided by financing activities for the development stage, June 17, 2009 (date of inception) through March 31, 2013 was $1,038,025.

We anticipate that our future liquidity requirements will arise from the need to fund our growth from operations, pay current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from the private sources and/or debt financing. However, we can provide no assurances that we will be able to generate sufficient cash flow from operations and/or obtain additional financing on terms satisfactory to us, if at all, to remain a going concern. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis and ultimately to attain profitability. Our Plan of Operation for the next twelve months is to raise capital to continue to expand our operations. Although we are not presently engaged in any capital raising activities, we anticipate that we may engage in one or more private offering of our company’s securities after the completion of this offering. We would most likely rely upon the transaction exemptions from registration provided by Regulation D, Rule 506 or conduct another private offering under Section 4(2) of the Securities Act of 1933. See “Note 2 – Going Concern” in our financial statements for additional information as to the possibility that we may not be able to continue as a “going concern.”

We are not aware of any demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in material changes to our liquidity.

Capital Resources

We have no material commitments for capital expenditures as of March 31, 2013.

Plan of Operation

The plan of operation of the Company for the next twelve months is centered on two main goals. First, the Company currently intends to identify, develop and market multi-faceted, human diagnostic product lines marketed towards both potential professional medical and retail customers. Based upon the Company’s recent execution of a Strategic Alliance Agreement with InoHealth Products, Inc., the Company currently markets product lines that pertain to human genetic DNA testing. Aligned with the Company’s plan, the Company acquired Stemtide Inc. on July 7, 2012. The Company acquired Stemtide Inc. for their ability to manufacture and market various products that may potentially be developed from revolutionary patent pending formulas for activation of endogenous stem cells for multiple uses including age reversal, follicle growth stimulation, skin repair, and acne formula. The initial product consideration planned is to be the aging product.

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

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control.  As of March 31, 2013, our directors and executive officers as a whole, beneficially own approximately 604 shares of our common stock and 213,322 shares of our Series B Convertible Preferred Stock. The above-described significant stockholders will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Because we are a Smaller Reporting Company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the recent fiscal years ending March 31, 2013 and March 31, 2012, and the subsequent interim period prior to the engagement of Prevratil, the Company has not consulted Prevratil regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9A. Controls and Procedures

(a) Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with the U.S. generally accepted accounting principles.

As of March 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Chief Executive Officer and Chief Financial Officer, our sole officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any within the Company have been detected.

Material weaknesses identified by management included: lack of an audit committee and audit committee financial expert; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual without adequate compensating controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of this section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Change in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors other than those specified above that could significantly affect these controls, and therefore, no corrective action was taken.

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of March 31, 2013, the current directors and executive officers of InoLife who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name	Age	Position
Gary Berthold	62	CEO, CFO, Director
Sharon Berthold	61	Executive Vice President (EVP), Director

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

Legal Proceedings

To the best of our knowledge, except as set forth herein, none of the directors or director designees to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Meetings and Committees of the Board of Directors

We do not have a nominating committee of the Board of Directors, or any committee performing similar functions. Nominees for election as a director are selected by the Board of Directors.

We do not yet have an audit committee or an audit committee financial expert. We expect to form such a committee composed of our non employee directors. We may in the future attempt to add a qualified board member to serve as an audit committee financial expert in the future, subject to our ability to locate and compensate such a person. Despite the lack of an audit committee, those members of the board of directors that would otherwise be on our audit committee will continue to analyze and investigate our actual and potential businesses prospects as members of our board of directors. Furthermore, our entire board of directors is aware of the importance of the financial and accounting due diligence that must be undertaken in furtherance of our business and they intend to conduct a comprehensive accounting financial analysis of the Company’s business.

Item 11. Executive Compensation

The following table sets forth information concerning annual and long-term compensation provided to our Chief Executive Officer and each of the Company’s other most highly compensated executive officers who were serving as executive officers at March 31, 2012. The following table sets forth all compensation awarded to, earned by, or paid by InoLife Technologies Inc.

Summary Compensation Table for the Fiscal Years Ended March 31, 2013 and March 31, 2012

Executive	Fiscal Year	Salary/Consulting fees		Bonus	Stock Awards	Total Compensation
Gary Berthold, CEO	2013	284,167	(1)	--	--	284,167
	2012	80,834	(1)	--	--	80,834

Sharon Berthold, EVP	2013	251,167	(1)	--	--	251,167
	2012	49,100	(1)	--	--	49,100
_________________
(1)	Excludes 30 shares of Series B convertible preferred stock issued to each employee. See discussion of employment agreements below.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2013 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o InoLife Technologies, Inc., 8601 Six Forks Road, Suite 400, Raleigh, North Carolina 27615. Applicable percentage ownership is based on 40,040,492 shares of common stock outstanding as of March 31, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2013 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock
INOHEALTH	40,000,000	(1)	99.8%	(1)

* Less than 1%
(1)
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 1, 2010, the Company entered into a Joint Venture Agreement with InoHealth Products Inc. InoHealth Products is owned by our CEO, Gary Berthold. InoHealth sublicenses to us the products we sell. Pursuant to the terms of the agreement, the Company granted InoHealth Products a license to market, sell and distribute products. The products may be marketed, sold and distributed throughout the United States. The Company has agreed to pay InoHealth Products a royalty fee based on the sale of such products. The initial term of the agreement expired on or about March 31, 2012 and automatically renews on an annual basis provided that neither party provides the other with at least 60-days advance prior written notice of termination.

Director Independence

None of the members of our Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Capital Market.

Item 14. Principal Accounting Fees and Services

	2013	2012
Audit fees	---	---
Audit related fees	---	---
Tax fees	---	---
All other fees	---	---

The Company does not currently have an audit committee. The normal functions of the audit committee are handled by the board of directors, which consists of our sole director only.

PART IV

Item 15. Exhibits, Financial Statement Schedule

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
Gary Berthold
Chief Executive Officer

Dated: July 1, 2013

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer and Chief Financial Officer

By:	/s/ SHARON BERTHOLD
Sharon Berthold
Executive Officer and Director

Dated: July 1, 2013

Letterhead of L.A. Prevratil, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of InoLife Technologies, Inc.

We have audited the accompanying balance sheet of InoLife Technologies, Inc. as of year ended March 31, 2013, and March 31, 2012 and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InoLife Technologies, Inc. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the period of inception, June 17, 2009, through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has continued losses that raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

By:/s/ L.A. Prevratil, CPA
L.A. Prevratil, LLC

West Palm Beach, Florida
July 1, 2013

INOLIFE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	March 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$—	$51,037
Prepaid expenses	53,750	23,910
Total Current Assets	53,750	74,947

TOTAL ASSETS	$53,750	$74,947

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$133,176	$611,080
Current portion of convertible notes payable	139,711	33,992
Accrued salaries	420,733	—
Accrued interest	9,757	104,756
Note payable, related party	64,161	—
Payroll tax liability	14,211	14,211
Total Current Liabilities	781,750	764,039

Convertible notes payable	—	569,174
TOTAL LIABILITIES	781,750	1,333,213

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value
213,322 and 60 issued and outstanding, respectively	2	1
Preferred Stock - Series C, par value $0.01 per share,
572 and -0- issued and outstanding, respectively	6	—
Common stock: 5,000,000,000 authorized; $0.00001 par value
40,040,492 and 111 issued and outstanding, respectively	400	—
Shares held in escrow	(7,500)	(7,500)
Additional paid in capital	5,486,659	3,979,586
Accumulated deficit during development stage	(6,207,567)	(5,230,353)
Total Stockholders' Deficit	(728,000)	(1,258,266)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$53,750	$74,947

See auditor's report and notes to the audited financial statements

*	Retroactive restatement for one for fifty thousand (1:50,000) reverse split approved on January 24, 2013

INOLIFE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			June 17, 2009
	For the Year Ended		(inception)
	March 31,		March 31,
	2013	2012	2013

Revenues	$—	$—	$—

Operating Expenses
Marketing and advertising	4,538	43,486	71,870
Compensation	—	—	—
Stock based compensation	—	—	—
Professional fees	1,526,145	1,879,639	4,981,687
Selling, general and administrative expense	65,541	87,832	217,752
Rent	11,000	17,671	42,802
Depreciation and amortization	—	—	—
Total operating expenses	1,607,224	2,028,628	5,314,111

Net loss from operations	(1,607,224)	(2,028,628)	(5,314,111)

Other income (expense)
Interest expense	(55,277)	(74,501)	(202,654)
Gain on debt forgiveness	689,762	—	700,263
Impairment loss	—	(627,000)	(627,000)
Recapitalization expense	(4,476)	—	(764,066)
Income taxes	—	—	—

Net loss	$(977,214)	$(2,730,129)	$(6,207,567)

Basic and diluted loss per share	$(0.25)	$(113)

Weighted average number of shares outstanding	3,988,123	24,224

See auditor's report and notes to the audited financial statements

*	Retroactive restatement for one for fifty thousand (1:50,000) reverse split approved on January 24, 2013

INOLIFE TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			June 17, 2009
			(inception)
			through
	March 31,		March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(977,214)	$(2,730,129)	$(6,207,567)
Adjustment to reconcile net loss to net cash provided in operations:
Common Stock Earned but not Issued for Services	—	189,500	1,143,775
Common Stock Issued but Earned in Prior Periods for Services	—	943,373	943,373
Gain on Debt Forgiveness	(689,762)	—	(700,263)
Common Stock Issued in Exchange for Services	504,402	371,179	1,232,451
Preferred Stock issued for services	371,700	209,640	581,340
Preferred Stock Issued for Stemtide Acquisition in Prior Periods	572,000	—	572,000
Loss on Recapitalization	4,476	—	764,066
Impairment Loss	—	627,000	627,000
Changes in Assets and Liabilities
Accounts payable	(477,904)	16,064	(472,109)
Prepaid Expense	29,840	—	29,840
Accrued Management Fees	420,733	—	420,733
Accrued Interest	(94,999)	60,364	27,336
Net Cash (used in) provided by operating activities	(336,728)	(313,009)	(1,038,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Note Payables	166,831	193,500	844,057
Proceeds from Note Payable - related party	64,161	—	64,161
Proceeds from Common Stock issued for conversion of Notes Payable	54,699	—	54,699
Net (Repayment) Proceeds from Shareholder Loans	—	—	75,108
Net Cash provided by financing activates	285,691	193,500	1,038,025

Net change in cash and cash equivalents	(51,037)	(119,509)	—

Cash and cash equivalents
Beginning of period	51,037	170,546	—
End of period	$0	$51,037	$—

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services	$504,402	$371,179	$1,232,451
Preferred Stock Issued for Services	$371,700	$—	$605,260
Common Stock Earned but not Issued for Services	$—	$189,500	$2,087,148
Common Stock Issued in Satisfaction of Liabilities	$54,699	$236,353	$395,907
Liabilities Assumed in Connection with the Acquisition of Stemtide Inc	$—	$55,000	$55,000
Common Stock Issued in Connection with the Acquisition of Stemtide Inc.	$—	$572,000	$572,000
Preferred Stock Issued in Connection with the Acquisition of Stemtide Inc.	$572,000	$—	$572,000
Common Stock Issued in Connection with INOHEALTH Transaction	$400	$—	$400

 See auditor's report and notes to the audited financial statements

*	Retroactive restatement for one for fifty thousand (1:50,000) reverse split approved on January 24, 2013

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD JUNE 17, 2009, (INCEPTION) THROUGH MARCH 31, 2013

							Additional	Shares		Total
	Common Stock			Preferred Stock			paid-in	Held in	Accumulated	Stockholders’
	Shares	Par value		Shares	Par value		Capital	Escrow	Deficit	Equity

Balance at June 17, 2009 (inception)	1	$	---	---	$	---	$144,059	$ ---	$ ---	$144,059

Common stock issued for services	1		---	---		---	240,000	---	---	240,000

Common stock issued for satisfaction of convertible note payable	2		---	---		---	392,563	---	---	392,563

Shares issued for collateral	1		---	---		---	2,500	(2,500)	---	---

Net loss	---		---	---		---	---	---	(1,068,792)	(1,068,792)

Balance at March 31, 2010	4	$	---	---	$	---	$779,122	$(2,500)	$(1,068,792)	$(292,170)

Common stock issued for services	---		---	---		---	116,870	---	---	116,870

Preferred stock issued for services	---		---	60		---	233,560	---	---	233,560

Common stock earned but not issued for services	---		---	---		---	1,897,648	---	---	1,897,648

Common stock issued for satisfaction of liabilities	6		---	---		---	95,355	---	---	95,355

Net loss	---		---	---		---	---	---	(1,431,432)	(1,431,432)

Balance at March 31, 2011	10	$	---	60	$	---	$3,122,555	$(2,500)	$(2,500,224)	$619,831

Common stock issued for services	11		---	---		---	371,179	---	---	371,179

Common stock issued for satisfaction of liabilities	79		---	---		---	236,353	---	---	236,353

Common stock issued but earned in prior periods	6		---	---		---	---	---	---	---

Common stock issued in connection to the Stemtide acquisition	2		---	---		---	55,000	---	---	55,000

Common stock issued for collateral	2		---	---		---	5,000	(5,000)	---	---

Common stock earned but not issued for services	---		---	---		---	189,500	---	---	189,500

Net loss	---		---	---		---	---	---	(2,730,129)	(2,730,129)

Balance at March 31, 2012	111	$	---	60	$	---	$3,979,587	$(7,500)	$(5,230,353)	$(1,258,266)

Common stock issued to related parites for services	1,200		---	---		---	226,500	---	---	226,500

Preferred stock issued to related parties for services	---		---	213,262		2	371,698	---	---	371,700

Common stock issued for satisfaction of convertible notes payable	39,318		---	---		---	68,699	---	---	68,699

Common stock issued to a non-related party for services	200		---	---		---	1,000	---	---	1,000

Common stock issued to INOHEALTH, a related party for services	40,000,000		400	---		---	---	---	---	400

Common stock issued as a part of an S-8 registration to various consultants for services	4,343		---	---		---	262,502	---	---	262,502

Preferred C stock issued for Stemtide accounts payable	---		---	572		6	571,994	---	---	572,000

Adjustment for recapitalization	(4,680)		---	---		---	4,679	---	---	4,679

Net loss	---		---	---		---	---	---	(977,214)	(977,214)

Balance at March 31, 2013	40,040,492		$400	213,894		$8	$5,486,659	$(7,500)	$(6,207,567)	$(728,000)

See notes to unaudited financial statements

*	Retroactive restatement for one for fifty thousand (1:50,000) reverse split approved on January 24, 2013

INOL LIFE TECHNOLOGIES, INC.
(A Development Stage Entity)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

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

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products. The 50,000,000 shares of common stock were issued upon consummation of the agreement. The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife. These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000. There were no other assets acquired

NOTE 2. GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating cost and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

INOL LIFE TECHNOLOGIES, INC.
(A Development Stage Entity)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents totaled $-0- and $51,037 at March 31, 2013 and 2012, respectively.

CASH FLOWS REPORTING

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

INOL LIFE TECHNOLOGIES, INC.
(A Development Stage Entity)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

REVENUE RECOGNITION

The Company derives revenue from consulting arrangements with clients. Revenue is generated by hourly fee structure or fixed contract costs, based on expected time to complete, additionally, costs incurred may be billed, as defined by the contractual arrangements. The Company follows ASC 605-, Revenue Recognition-The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

PREPAID EXPENSES
Prepaid expenses consist of services to be rendered from consultants and are amortized as services are rendered. See Note 8 – Common & Preferred Stock for further details.

ADVERTISING EXPSENSES
The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred. Research and development costs include engineering and testing of product and outputs. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. We spent $-0- in research and development costs for the period of June 17, 2009 (inception) through March 31, 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2013 or March 31, 2012.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with ASC 260, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share. Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at March 31, 2013 and at March 31, 2012. As of March 31, 2013 and at March 31, 2012, the Company had no dilutive potential common shares.

INOL LIFE TECHNOLOGIES, INC.
(A Development Stage Entity)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the periods ended March 31, 2013 and 2012 totaled $504,402 and $371,179, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4 - INCOME TAXES

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

NOTE 5 – COMMITMENTS

The Company operates from leased office facilities at 8601 Nine Forks Road, Suite 400, Raleigh, NC 27615 under an operating lease. The Company rents approximately 350 square feet of office space in an executive office suite that also provides phone and administrative services. The rent is $1,595 per month and our lease is currently month to month.

INOL LIFE TECHNOLOGIES, INC.
(A Development Stage Entity)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS

On July 25, 2012, through a shareholders and board of director vote of the Issuer (“INOL” or the “Company”), Gary Berthold was issued one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and two billion shares of our Common Stock. Mr. Berthold was issued the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to two times the votes of capital stock outstanding of the Company that could be asserted in any matter put to a vote of the shareholders of the Company. This did not lead to a change of control, as Mr. Berthold continues to be majority owner, along with Ms. Berthold below. After the issuance of the Preferred A Stock, Mr. Berthold returned his 30 shares of Preferred Series B Stock to the Company. Mr. Berthold canceled his two billion shares of common stock on November 27, 2012

On July 25, 2012, through a shareholders vote and board of director vote of the Issuer (“INOL” or the “Company”), Sharon Berthold was issued one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and one billion shares of our Common Stock. Ms. Berthold was issued the Preferred A Stock in connection with and as consideration for her agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to two times the of all votes of capital stock outstanding of the Company that could be asserted in any matter put to a vote of the shareholders of the Company. This did not lead to a change of control, as Ms. Berthold continues to be majority owner, along with Mr. Berthold above. After the issuance of the Preferred A Stock, Ms. Berthold returned her 30 shares of Preferred Series B Stock to the Company. Mrs. Berthold canceled her one billion shares of common stock on November 27, 2012

On August 1, 2012 the Company issued 93,380 shares of its Preferred Class B stock to Gary and Sharon Berthold, for conversion of $661,499 annual base salary due through July 31, 2012.

On March 8, 2013 the Company issued 40,000,000 of its common stock to INOHEALTH Products, a related party, in connection with a licensing and marketing agreement originally dated July 2010.

During the year ended the Company issued 120,000 shares of its Preferred Class B stock to Gary and Sharon Berthold for services rendered and for the cancelation of three billion shares of common stock.

During the year ended Sharon Berthold paid certain expenses on behalf of the company in the amount of $64,161. This amount has been recorded as a note payable – related party.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at March 31, 2013:

March 31, 2013
On July 17, 2012 the Company issued a Demand note to New Opportunity Business Solutions in connection with a consulting contract also dated July 17, 2012. The principal amount of the note is $75,000.00. The note bears an interest rate of 10%. The note and any accrued interest are eligible to be converted into the Company’s common stock. The current outstanding principal balance is:	$70,004

On July 17, 2012 the Company issued a Demand note to Robin W. Hunt in connection with a consulting contract also dated July 17, 2012. The principal amount of the note is $70,000.00. The note bears an interest rate of 10%. The note and any accrued interest are eligible to be converted into the Company’s common stock. The current outstanding principal balance is:	69,707

Total Convertible notes payable	$139,711
Less: Current maturities	(139,711)
Convertible notes payable net current maturities	$-0-

INOL LIFE TECHNOLOGIES, INC.
(A Development Stage Entity)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2013 the accrued interest on all notes is $9,757.

During the year ended March 31, 2013, the Company issued an aggregate of 39,318 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures. In addition to the shares issued the Company recorded a gain of forgiveness of debt in the amount of $689,762.

NOTE 8 - COMMON & PREFERRED STOCK

During the year ended March 31, 2011, the Company issued 60 shares of its Series B Convertible Preferred Stock to officers of the Company in consideration of 40% of their 2012 fiscal year salaries. This amounted to $233,600 which was recorded in the prepaid expense line on the consolidated balance sheet. Each holder of Series B Preferred Stock shall have the right at any time to convert all (but not part) of his shares of Series B Preferred Stock into shares of the Company’s common stock such that each share of the Series B Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion (whereby in the event all of the Series B Preferred Stock is converted, the Company shall issue that number of fully paid and non-assessable shares of Common Stock as shall be 60% of the Company’s common stock). The shares of Series B Preferred Stock shall vote together with the Company’s Common Stock, except as otherwise required by law. The number of votes for the Series B Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion. The Series B Preferred Stock is not entitled to dividends or preference upon liquidation. The holders have contractually agreed that with certain exceptions, the Preferred Stock is not convertible into common stock for so long as the holder is an officer and director of the Company. As of March 31, 2013 the prepaid expense has been fully amortized and the final month was recorded in the professional services line on the consolidated statement of operations.

On June 29, 2011 the Company issued 572 shares of its Series C Convertible Preferred Stock to Stemtide Shareholder Trust as satisfaction for $572,000 of accounts payable that was acquired as a part of the Stemtide acquisition.

On June 12, 2012 the Company issued 200 shares of its common stock to LWR Partners, a non related party for services rendered.

On July 25, 2012, through a shareholders and board of director vote of the Issuer (“INOL” or the “Company”), Gary Berthold was issued one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and two billion shares of our Common Stock. Mr. Berthold was issued the Preferred A Stock in connection with and as consideration for his agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to two times the votes of capital stock outstanding of the Company that could be asserted in any matter put to a vote of the shareholders of the Company. This did not lead to a change of control, as Mr. Berthold continues to be majority owner, along with Ms. Berthold below. After the issuance of the Preferred A Stock, Mr. Berthold returned his 30 shares of Preferred Series B Stock to the Company. Mr. Berthold canceled his two billion shares of common stock on November 27, 2012

On July 25, 2012, through a shareholders vote and board of director vote of the Issuer (“INOL” or the “Company”), Sharon Berthold was issued one share of our Class A Convertible Preferred Stock (the “Preferred A Stock”) and one billion shares of our Common Stock. Ms. Berthold was issued the Preferred A Stock in connection with and as consideration for her agreement to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to two times the of all votes of capital stock outstanding of the Company that could be asserted in any matter put to a vote of the shareholders of the Company. This did not lead to a change of control, as Ms. Berthold continues to be majority owner, along with Mr. Berthold above. After the issuance of the Preferred A Stock, Ms. Berthold returned her 30 shares of Preferred Series B Stock to the Company. Mrs. Berthold canceled her one billion shares of common stock on November 27, 2012

INOL LIFE TECHNOLOGIES, INC.
(A Development Stage Entity)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 25, 2012, the board of directors voted and approved to set up a stock option plan for the Issuer’s selected employees, directors (if applicable) and consultants as an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, to encourage such selected persons to remain in the employ of the Company, and to attract new employees with outstanding qualifications.  This plan seeks to achieve this purpose by providing for awards in the form of registered shares, restricted shares and options (which may constitute incentive stock options or non-statutory stock options), as well as the direct award or sale of shares of the Company’s common stock. Awards may be granted under this plan in reliance upon federal and state securities law exemptions.  Shares offered under this plan shall be authorized but unissued shares, and shall not exceed two hundred million (200,000,000) shares of authorized common stock of the Company. Each award or sale of shares under the plan (other than upon exercise of an option) shall be evidenced by a stock purchase agreement between the offeree and the Company. The provisions of the various stock purchase agreements entered into under the plan need not be identical. Currently, there are no agreements that are enforceable against the Company to issue these securities to a third party in exchange for services, nor is there a transaction that meets the threshold requirement under Item 3.02.

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

On March 8, 2013 the Company issued 40,000,000 of its common stock to INOHEALTH Products, a related party, in connection with a licensing and marketing agreement originally dated July 2010.

During the year ended March 31, 2013 the company issued 4,343 shares of its common stock to various consultants as a part of a Form S-8 registration statement filed with the Securities Exchange Commission on July 31, 2012.

During the year ended March 31, 2013 the Company issued 39,318 shares of its common stock in satisfaction of $68,699 of convertible notes payable.

During the year ended the Company issued 120,000 shares of its Preferred Class B stock to Gary and Sharon Berthold for services rendered and for the cancelation of three billion shares of common stock.

INOL LIFE TECHNOLOGIES, INC.
(A Development Stage Entity)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9 – ACQUISITION OF STEMTIDE INC.

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

NOTE 10 – WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 11– SUBSEQUENT EVENTS

1.)
INOL approved a conversion notice from Universal Partners Corp. dated April 8, 2013 whereby the remaining $1,600 of principal of the debt acquired from Robin W. Hunt as well as all accrued interest was converted into 1,800,000 unrestricted common shares.

2.)
INOL entered into an Exclusive Licensing Agreement on May 1, 2013 with Green Dolphin Corp. INOL issued 1,200,000 restricted common shares to Green Dolphin Systems Corp on May 30, 2013 pursuant to Section 2 of the Agreement.

3.)
INOL put into effect a 2013 Stock Grant and Option Plan on May 2, 2013. The company filed a Form S-8 Registration Statement on May 8, 2013, with a post effective amendment having been filed on May 17, 2013 in order to register six million shares under the 2013 Stock Option Plan.

4.)	INOL filed an S-8 Registration Statement on May 8, 2013 with a post effective amendment filed on May 17, 2013 in order to register 6 million common shares at a price of $0.01 per share.

5.)
INOL approved a conversion notice from Just Marketing Group, Inc. dated May 15, 2013 whereby $4,000 of the remaining $12,000 of debt acquired from Robin W. Hunt was converted into 2,000,000 shares of the Company’s common stock at a conversion rate of $0.002.

INOL LIFE TECHNOLOGIES, INC.
(A Development Stage Entity)

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.)
INOL approved a conversion notice from Red Tie Financial, Inc. dated May 17, 2013 whereby $4,000 of the remaining $12,000 of debt acquired from Robin W. Hunt was converted into 2,000,000 shares of the Company’s common stock at a conversion rate of $0.002.

7.)	INOL named Mr. Nick Plessas as V.P. of Business Development, issuing Mr. Plessas 1,500,000 restricted common shares on May 20, 2013 as compensation for his services rendered.

8.)
INOL entered into a consulting agreement with Mr. James W. Thomas II to provide the company with accounting services effective June 1, 2013. Mr. Thomas was issued 1,500,000 restricted common shares on May 30, 2013 as partial compensation for services rendered with additional compensation as business conditions warrant.

9.)
INOL entered into a Marketing Advisor agreement with Ms. Lorri Bates on May 1, 2013. The company issued 600,000 shares to Ms. Bates on May 20, 2013 pursuant to Section 2 of the agreement, which were registered in the corporation’s S-8 Registration statement at a price of $0.01 per share.

10.)	INOL currently has authorized 50,000,000 shares of Series B Preferred Stock, which are convertible at a rate of 250,000 shares of common stock for each share of Series B Preferred Stock;

On June 14, 2013, the Corporation authorized and approved the conversion of 280 of the 80,000 shares of Series B Preferred Stock held by Gary Berthold and the conversion of 280 of the 40,000 shares of Series B Preferred Stock by Sharon Berthold; the Corporation authorized and approved the issuance of 70,000,000 restricted common shares each to Gary Berthold and Sharon Berthold pursuant to the conversion of their shares of Series B Preferred Stock;

11.)
On June 14, 2013, INOL issued 180,000 unrestricted S-8 shares, which were registered at a price of $0.01 per share, to Ken Bart as compensation for services provided as of May 31, 2013 under the Engagement Agreement dated April 3, 2013.

12.)
On June 16, 2013, INOL authorized the issuance of 1,000,000 unrestricted S-8 shares, which were registered at a price of $0.01 per share, to John Ahearn pursuant to the agreement between INOL and John Ahearn dated June 5, 2013. The shares were issued as compensation for services provided as of June 14, 2013.

13.)
INOL cancelled contracts and free trading common shares effective June 17, 2013 previously issued to: Classic Ventures Ltd. – 1,950,000; River Capital Ltd., - 3,500,000; Three Castle LLC – 3,750,000; Eurolink Investments, Inc. – 3,750,000; Compass Capital, Inc. – 1,950,000; and Freeport Properties, Ltd. – 3,300,000.

14.)
INOL approved a conversion notice from Just Marketing Group, Inc. dated June 24, 2013 whereby the remaining $8,000 debt acquired from Robin W. Hunt was converted into 4,000,000 shares of the Company’s common stock at a conversion rate of $0.002

15.)	INOL issued 10,000,000 restricted common shares to John T. Root, Jr. as compensation for his services as of June 24, 2013.

Management has evaluated all activity of the Company through June 28, 2013 and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.