Form 10-Q
period 2013-06-30
INOLIFE TECHNOLOGIES, INC.
filed 2013-08-19
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

As of August 16, 2013, there were 248,270,492 (post 1 to 50,000 reverse split) shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Consolidated Financial Statements.	3

	Balance Sheets for the periods ending June 30, 2013 and March 31, 2013 (unaudited).	3

	Statements of Operations for the three months period ending June 30, 2013 and 2012 and for the period June 17, 2009 (date of inception) through June 30, 2013 (unaudited).	4

	Statements of Cash Flows for the three months period ending June 30, 2013 and 2012 and for the period June 17, 2009 (date of inception) through June 30, 2013 (unaudited).	5

	Notes to Consolidated Financial Statements (unaudited).	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

Part II. Other Information.

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities.	15
Item 4.	Mine Safety Disclosure.	15
Item 5.	Other Information.	15
Item 6.	Exhibits.	16

Signatures		17

PART I. FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	March 31, 2013
	(unaudited)	(unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ ---	$ ---
Prepaid expenses	13,438	53,750
TOTAL ASSETS	$13,438	$53,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$79,993	$133,176
Notes payable – related parties	78,958	64,161
Current portion of convertible notes payable	---	139,711
Accrued salaries	504,772	420,733
Accrued interest	---	9,757
Accrued employer taxes	79,004
Payroll liabilities	14,211	14,211
Total Current Liabilities	756,938	781,750

Convertible notes payable, less current portion	---	---
TOTAL LIABILITIES	756,938	781,750

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, par value $0.00001 per share, 100,000,000 shares authorized,
213,322 and 213,322 issued and outstanding, respectively	2	2
Preferred Stock – Series C, par value $0.01 per share,
572 and -0- issued and outstanding, respectively	6	6
Common Stock, par value $0.00001 per share, 5,000,000,000 shares authorized,
221,820,492 and 221,820,492 issued and outstanding, respectively	2,218	400
Shares held in escrow	---	(7,500)
Additional paid in capital	6,737,643	5,486,659
Accumulated deficit during development stage	(7,483,369)	(6,207,567)
Total Shareholders’ Deficit	(743,500)	(728,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICT)	$13,438	$53,750

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			June 17, 2009
			(inception)
	Three months ended		through
	June 30,		June 30,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
Revenues	$ ---	$ ---	$ ---

Operating expenses
Marketing and advertising	---	3,204	71,870
Professional fees	1,426,677	291,374	6,408,364
General and administrative	29,469	18,333	247,221
Rent	---	6,666	42,802
Total operating expenses	1,456,146	319,577	6,770,257

Net loss from operations	(1,456,146)	(319,577)	(6,770,257

Other income (expenses)
Interest expense	(3,048)	(16,575)	(205,702)
Gain on debt forgiveness	183,391	---	883,654
Impairment loss	---	---	(627,000)
Recapitalization expense	---	---	(764,066)
Income taxes	---	---	---

Net loss	$(1,275,803)	$(336,152)	$(7,483,371)

Basic and diluted loss per share	$(0.25)	$(0.00)

Weighted average number of shares outstanding
Basic	201,210,848	50,548,433
Diluted	201,210,848	50,548,483

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

					June 17,
					2009
					(inception)
	Three months ended				through
	June 30,				June 30,
	2013		2012		2013
	(unaudited)		(unaudited)		(unaudited)
Cash Flows from Operating Activities
Net loss		$(1,275,803)		$(335,972)	$(7,483,370)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Common Stock Earned but not Issued for Services		---		---	1,143,775
Common Stock Issued but Earned in Prior Periods for Services		---		227,500	943,373
Gain on Debt Forgiveness		---		---	(700,263)
Common Stock Issued in Exchange for Services		---		---	1,232,451
Preferred Stock Issued for Stemtide Acquisition in Prior Period					572,000
Services Rendered for Preferred Stock Issued in Prior Period		---		---	581,340
Loss on Recapitalization		---		---	764,066
Impairment Loss		---		---	627,000
Changes in Assets and Liabilities
Accounts Payable		(53,183)		4,027	(525,292)
Prepaid Expense		40,313		---	(40,313)
Prepaid Expense Shareholder				21,467	29,840
Notes Payable		(139,711)			(139,711)
Accrued Management Fees		84,039		---	504,772
Accrued Taxes		79,004			79,004
Accrued Interest		(9,757)		12,191	17,579
Net Cash Used in Operating Activities		(1,275,099)		(70,787)	(2,213,124)

Cash Flows from Financing Activities
Proceeds from Issuance of Note Payables				60,626	844,057
Proceeds from Note Payable - related party		14,797			78,958
Proceeds from Common Stock issued for conversion of Notes Payable		21,800			76,499
Proceeds from Common stock issued to a non-related party for services		1,229,602			1,229,602
Proceeds from Common stock issued to related parties for services		1,400			1,400
Shares Held In Escrow-Reversed		7,500			7,500
Net (Repayment) Proceeds from Shareholder Loans				(36,242)	75,108
Net Cash Provided by Financing Activities		1,275,099		24,384	2,313,124

Net Change in Cash and Cash Equivalents		0		(46,403)	---

Cash and Cash Equivalents – Beginning of Period		0		51,037	---
Cash and Cash Equivalents – End of Period	$	---		$4,634	$ ---

Supplemental Cash Flows Disclosures
Cash paid for interest	$	---	$	---	$ ---
Net cash payments for income taxes	$	---	$	---	$ ---

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services		$(1,273,985)		$227,500	$(41,534)
Preferred Stock Issued for Services	$	---	$	---	$605,260
Common Stock Earned but not Issued for Services	$	---	$		$2,087,148
Common Stock Issued in Satisfaction of Liabilities	$			$45,625	$395,907
Liabilities Assumed in Connection with the Acquisition of Stemtide, Inc.	$	---	$		$55,000
Common Stock Issued in Connection with the Acquisition of Stemtide, Inc.	$	---	$		$572,000
Preferred Stock Issued in Connection with the Acquisition of Stemtide Inc.					572,000
Common Stock Issued in Connection with INOHEALTH Transaction					400

The accompanying notes are an integral part of these financial statements.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the three months ended June 30, 2013 and 2012. Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital and stock awards.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

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

ADVERTISING EXPSENSES
The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

INCOME TAXES
The Company accounts for income taxes in accordance with FASB ASC 740, “Accounting For Income Taxes” using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities. This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in the income tax rates upon enactment. Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards. Deferred income tax expense represents the change in net deferred assets and liability balances. The Company had no material deferred tax assets or liabilities for the period presented. Deferred income taxes result from temporary differences between the basis of assets and liabilities recognized for differences between the financial statement and tax basis thereon, and for the expected future benefits to be derived from net operating losses and tax credit carry forwards. The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets, which is equal to zero. The Company’s open tax periods are 2011 through 2012.

REVENUE RECOGNITION
Revenues are recognized when they are realized or realizable, and are earned when goods are transferred or services rendered.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

NOTE E - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The Company has losses for the three months ended June 30, 2013 of $1,275,803. As of June 30, 2013 and from the date of inception June 17, 2009 the Company recorded an accumulated deficit of $7,483,371. Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE G - COMMITMENTS

None

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

NOTE H - CONVERTIBLE NOTES PAYABLE

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

Convertible notes payable consist of the following at June 30, 2013: None

At June 30, 2013 the accrued interest on all notes were: None

During the three months ended June 30, 2013, the Company issued an aggregate of 4,000,000 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures. As a result of the conversions the Company reduced its outstanding convertible notes payable balance to zero.

NOTE I - COMMON & PREFERRED STOCK

During the period ended March 31, 2011, the Company issued 60 shares of its Series B Convertible Preferred Stock to officers of the Company in consideration of 40% of their 2012 fiscal year salaries. This amounted to $233,600 which was recorded in the prepaid expense line on the consolidated balance sheet. Each holder of Series B Preferred Stock shall have the right at any time to convert all (but not part) of his shares of Series B Preferred Stock into shares of the Company’s common stock such that each share of the Series B Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion (whereby in the event all of the Series B Preferred Stock is converted, the Company shall issue that number of fully paid and non-assessable shares of Common Stock as shall be 60% of the Company’s common stock). The shares of Series B Preferred Stock shall vote together with the Company’s Common Stock, except as otherwise required by law. The number of votes for the Series B Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion. The Series B Preferred Stock is not entitled to dividends or preference upon liquidation. The holders have contractually agreed that with certain exceptions, the Preferred Stock is not convertible into common stock for so long as the holder is an officer and director of the Company. As of June 30, 2013 the prepaid expense has been fully amortized and the final month was recorded in the professional services line on the consolidated statement of operations.

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
JUNE 30, 2013
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

During the period ending June 30, 2013 the Company issued 4,000,000 shares of its common stock in satisfaction of $8,000 of convertible notes payable.

During the period ending June 30, 2013 the Company issued 140,000,000 shares of its common stock to the Bertholds for control and services.

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

NOTE J - ACQUISITION OF STEMTIDE INC.

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)

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

NOTE K - SUBSEQUENT EVENTS

On July 11, 2013 the Company issued 4,000,000 shares (Just Marketing) of its common stock is satisfaction of convertible notes payable.

On July 18, 2013 the Company issued 11,000,000 shares (Timeline) of its common stock is satisfaction of $9,825 of convertible notes payable.

On July 17, 2013 the Company issued 7,200,000 shares (Prism Overseas) of its common stock is satisfaction of convertible notes payable.

On July 23, 2013 the Company issued 250,000 shares (Continental Equities) of its common stock is satisfaction of a debt settlement.

On July 26, 2013 the Company issued 4,000,000 shares (Red Tie Financial) of its common stock is satisfaction of convertible notes payable.

Management has evaluated all activity of the Company through August 12, 2013 and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited. From our inception on June 17, 2009 through June 30, 2013, we have generated no revenue. In addition, we have a history of losses. We had a net loss of $7,483,371 for this period.

As of our fiscal year end, March 31, 2013, our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop and market our software and our ability to generate revenues.

Operating expenses, of which the largest expense was for professional fees, for the three month period ended June 30, 2013 were $1,456,146. This compares with operating expenses for the three month period ended June 30, 2012 of $319,577.

As a result of the foregoing, we had a net loss of $1,275,803 for the three month period ended June 30, 2013. This compares with a net loss for the three month period ended June 30, 2012 of $336,152.

Operating expenses from June 17, 2009 through June 30, 2013 were $6,770,257. The major components of operating expenses include professional fees, marketing and advertising costs, rent, and general and administrative costs. For the period from June 17, 2009 through June 30, 2013, our net loss was $7,483,371.

The majority of the consultants are being paid through the issuance of common stock. Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions. Our executive officers received 140,000,000 shares of common stock for their services and control during the three months ended June 30, 2013. The common stock was issued at the markets closing price on the day of issuance.

During the period from inception to June 30, 2013, we realized a retained deficit of $15,318,059 primarily due to operating losses of $13,755,078, a loss of $759,590 due to recapitalization expenses, an impairment loss of $627,000 and interest expense of $186,892 during the period from inception to June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, we had cash or cash equivalents of $0. As of March 31, 2013, we had cash or cash equivalents of $0. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors. As a result, through June 30, 2013, we had used all of our funds for our operations.

Net cash used for operating activities was $1,275,099 for the three month period ended June 30, 2013. This compares to net cash used for operating activities of $70,787 for the three month period ended June 30, 2012. For the period from June 17, 2009 through June 30, 2013 they were $2,313,124.

Cash flows from investing activities were $-0- from our inception on June 17, 2009 through June 30, 2013.

Cash flows provided by financing activities were $1,275,099 for the three month period ended June 30, 2013 which compares to cash flows provided by financing activities of $24,384 for the three month period ended June 30, 2012. For the period from June 17, 2009 through June 30, 2013 they were $2,313,124. These cash flows were all related to sales of stock, issuance of notes and shares issued for services.

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%. The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor. As of June 30, 2013, there were no of convertible notes payables.

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

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of June 30, 2013, our directors and executive officers as a whole, beneficially own approximately 140,000,604 shares of our common stock, 2 shares of our Series A Convertible Preferred stock and 213,262 shares of our Series B Convertible Preferred Stock. The above-described significant stockholders will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

With respect to the period ending June 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b)           Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC on July 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ending June 30, 2013 the Company issued 37,780,000 shares of its common stock to non –related parties for services.

There were no additional unregistered sales of the Company’s equity securities during the quarter ended June30, 2013 that were not otherwise disclosed on a Form 4 or Form 8-K.

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
____________
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

INOLIFE TECHNOLOGIES, INC.

Dated: August 19, 2013	By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer and Chief Financial Officer

Dated: August 19, 2013	By:	/s/ Sharon Berthold
Sharon Berthold
Executive Officer and Director