Form 10-Q/A
period 2013-06-30
INOLIFE TECHNOLOGIES, INC.
filed 2013-09-04
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

InoLife Technologies, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 19, 2013 (the “Original Filing Date”) in order to provide financial statements that have been reviewed by the Company’s independent registered accounting firm, L.A. Prevratil, LLC.  At the time of filing of the Form 10-Q, the Company’s independent registered accounting firm was unable to review the Company’s financial statements and footnotes due to a serious medical issue.  As of the date of this filing, the Company’s independent registered accounting firm has reviewed the financial statements and footnotes filed with the quarterly report on Form 10-Q, which was filed on August 19, 2013.  There have been no changes to the Company’s financial statements or footnotes, as were filed on Form 10-Q on August 19, 2013, and there have been no other changes to the Form 10-Q.  This Amendment speaks as of the Original Filing Date, does not reflect events that may have been subsequent to the Original Filing Date, and does not modify or update in any way other disclosures made in the Form 10-Q.

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

INOLIFE TECHNOLOGIES, INC.

Dated: September 4, 2013	By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer and Chief Financial Officer

Dated: September 4, 2013	By:	/s/ Sharon Berthold
Sharon Berthold
Executive Officer and Director