Form 10-Q
period 2013-09-30
INOLIFE TECHNOLOGIES, INC.
filed 2014-01-10
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

As of December 16, 2013 the shares outstanding of the registrant’s common stock is 305,399,944.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements.	3

	Condensed Consolidated Balance Sheets for the periods ending September 30, 2013 (unaudited) and March 31, 2013.	3

	Condensed Consolidated Statements of Operations for the three and six month periods ending September 30, 2013 and 2012 and for the period June 17, 2009 (date of inception) through September 30, 2013 (unaudited).	4

	Condensed Consolidated Statements of Cash Flows for the six month periods ending September 30, 2013 and 2012 and for the period June 17, 2009 (date of inception) through September 30, 2013 (unaudited).	5

	Notes to Condensed Consolidated Financial Statements (unaudited).	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 4.	Controls and Procedures.	17

Part II. Other Information.

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19
Item 3.	Defaults Upon Senior Securities.	19
Item 4.	Mine Safety Disclosure.	19
Item 5.	Other Information.	19
Item 6.	Exhibits.	20

Signatures		21

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(unaudited)	Restated
ASSETS
Current Assets
Cash	$5,000	$ ---
Prepaid expenses	---	53,750
TOTAL ASSETS	$5,000	$53,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$241,590	$222,139	*
Notes payable – related parties	60,201	64,163
Current portion of convertible notes payable	110,004	139,711
Accrued Salaries	593,857	420,733
Accrued Consulting Expenses	95,000
Accrued Employer Taxes	214,389	70,231
Accrued interest	756	9,758
Derivative Liability	68,994
Accrued Interest to Related Party- Sharon Berthold	12,176
Payroll liabilities		14,211
Total Current Liabilities	1,396,967	940,946

TOTAL LIABILITIES	1,396,967	940,946	*

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Series B, par value $0.00001 per share, 50,000,000 shares authorized,
119,940 and 119,940 issued and outstanding, respectively		2
Preferred Stock – Series C, par value $0.01 per share,
572 and -572- issued and outstanding, respectively		6
Common Stock, par value $0.00001 per share, 250,000,000 shares authorized,
240,280,492 and 240,280,492 issued and outstanding, respectively	2,403	400
Treasury Shares	480
Shares held in escrow		(7,500)
Additional paid in capital	6,436,617	5,486,659
Accumulated deficit during development stage	(7,831,467)	(6,366,761	)*
Total Shareholders’ Deficit	(1,391,967)	(887,194	)*
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICT)	$5,000	$53,750

*These numbers have been adjusted due to the restatement from prior periods-(See Note I)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended		June 17, 2009 (inception) through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$ ---	$ ---	$ ---	$ ---	$ ---

Operating expenses
Marketing and advertising	---	934		4,138	71,870
Professional fees	308,981	9,311,152	1,735,657	9,602,526	6,717,344
General and administrative	44,576	13,485	81,546	31,818	458,492
Rent		26,818		9,284	42,802
Total operating expenses	353,557	9,352,389	1,817,203	9,647,766	7,290,508

Net loss from operations	(353,557)	(9,352,389)	(1,817,203)	(9,647,766)	(7,290,508)

Other income (expenses)
Interest expense	(46,438)	(11,258)	(49,486)	(27,833)	(252,140)
Change in Fair Value of Derivatives	311,556		311,556		311,556
Gain on debt forgiveness	(114,443)	---	76,217	---	776,480
Other Misc Income	14,211		14,211		14,211
Impairment loss	---	---	---		(627,000)
Recapitalization expense	---	---	---	---	(764,066)

Net loss	$(188,671)	$(9,363,647)	$(1,464,705)	$(9,675,599)	$(7,831,467)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	234,845,709	77,954,693	152,752,842	22,748, 860

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

					June 17,
					2009
					(inception)
	Six months ended				through
	September 30,				September 30,
	2013		2012		2013
	(unaudited)		(unaudited)		(unaudited)
Cash Flows from Operating Activities
Net loss		$(1,464,704)		$(9,675,599)	$(7,831,466)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Common Stock Earned but not Issued for Services		---		---	1,143,775
Common Stock Issued but Earned in Prior Periods for Services		1,292,981			2,236,355
Accretion of Debt Discount		40,000			40,000
Gain on Debt Forgiveness		(114,443)		---	(814,706)
Debt Discount		40,000			40,000
Write off of Treasury Stock		7,500			7,500
Change in FV of Derivatives		(311,556)			(311,556)
Common Stock Issued in Exchange for Services		---		9,534,202	1,232,452
Preferred Stock Issued for Services		---		---	581,340
Preferred Stock Issued for Stemtide Acquisition in Prior Periods					572,000
Loss on Recapitalization		---		---	764,066
Impairment Loss		---		---	627,000
Changes in Assets and Liabilities
Accounts Payable		19,449		29,425	(363,696)
Notes Payables		(3,960)			(3,960)
Prepaid Expense		53,750		---	53,750
Prepaid Expense-Shareholders				(137,340)	29,840
Accrued Expenses-Consulting		95,000			95,000

Accrued Management Fees		173,124		128,733	465,124
Accrued Taxes		144,158			214,390
Accrued Interest		(9,000)		23,450	18,334
Derivative Liability		0			0
Accrued Interest-Related Parties		12,176			12,176
Payroll Liability		(14,211)			(14,211)
Net Cash Used in Operating Activities		(39,736)		(97,129)	(1,077,761)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payables		44,736		45,000	888,793
Proceeds from Note Payable - related party					64,161
Proceeds from Common Stock issued for conversion of Notes Payable					54,699
Proceeds from Common stock issued to a non-related party for services
Proceeds from Common stock issued to related parties for services
Shares Held In Escrow-Reversed
Net (Repayment) Proceeds from Shareholder Loans		---		(2)	75,108
Net Cash Provided by Financing Activities		44,736		44,998	1,082,761

Net Change in Cash and Cash Equivalents		5,000		(52,131)	5,000

Cash and Cash Equivalents – Beginning of Period		---		51,037	---
Cash and Cash Equivalents – End of Period		$5,000		$(1,094)	$5,000

Supplemental Cash Flows Disclosures
Cash paid for interest	$	---	$	---	$ ---
Net cash payments for income taxes	$	---	$	---	$ ---

Supplemental Schedule of Non-Cash Financing Activities
Common Stock Issued for Services	$			$9,534,202	$1,232,451
Preferred Stock Issued for Services	$	---	$	---	$605,260
Common Stock Earned but not Issued for Services	$	---	$		$2,087,148
Common Stock Issued in Satisfaction of Liabilities	$			$64,787	$395,907
Liabilities Assumed in Connection with the Acquisition of Stemtide, Inc.	$	---	$		$572,000
Common Stock Issued in Connection with Acquisition of Stemtide, Inc.	$	---	$		$55,000
Common Stock Issued in Connection with INOHEALTH Transaction					400

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE A – THE COMPANY

HISTORY
InoLife Technologies, Inc. was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care Properties, Ltd. During 1999, the Company ceased its operations. The Company remained dormant until 2004, when one of the Company’s shareholders purchased a controlling interest. In February 2004, the Company began its development stage as an internet based marketing company. The Company, as of December 2007 discontinued its internet marketing due to difficulties with service providers and subsequent cancellations by customers.

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

NOTE B – ACQUISITION OF STEMTIDE, INC.

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products. The 50,000,000 shares of common stock were issued upon consummation of the agreement. The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife. These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000. There were no other assets acquired

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

The accompanying financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the six months ended September 30, 2013 and 2012. Factors that affect the comparability of financial data from year to year include nonrecurring expenses associated with the Company’s registration with the SEC, costs incurred to raise capital and stock awards.

Accounting for Derivatives Liabilities

The Company evaluates embedded conversion features within debt instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.

The Company estimates the fair value of these derivative liabilities using Black-Scholes.

NOTE D – Derivative Liabilities

We apply the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instrument or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

From time to time, the Company has issued notes with embedded conversion features certain of the embedded conversion features result in these instruments being treated as derivatives due to an insufficient number of shares. The Company estimates the fair value of these derivatives using Black-Scholes with the following assumptions:

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these embedded conversion features.

We currently have no reason to believe that future volatility over the expected remaining life of these warrants and embedded conversion features is likely to differ materially from historical volatility. The expected life is based on the remaining term of the embedded conversion features. The risk-free interest rate is based on the six month U.S. Treasury securities consistent with the remaining term of the embedded conversion features.

On July 23, 2013, the company received a note from Just Marketing for $40,000 with a ten percent interest rate. The note allows for a conversion into common shares at 50% of the trading day price on the date of conversion.

The derivative liability associated with the 10% Convertible Notes was recognized in the amount of $40,000.

During the period ended September 30, 2013, we recorded other (expense) income of ($311,556) related to the change in fair value of the preferred stock and embedded conversion features which is included in change in fair value of derivative liabilities in the accompanying condensed consolidated statements of operations.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

Table:

The following table presents our warrants and embedded conversion features which have no observable market data and are derived using Black-Scholes measured at fair value on a recurring basis, using Level 3 inputs, as of September 30:

Annual dividend yield	0%
Expected life (years)	0.330
Risk-free interest rate	0.03%
Expected volatility	100%
Embedded Conversion Features	$41,750
Preferred Stock	$27,244
$68,994
Change in fair value	$(311,556)

The following table presents the changes in fair value of our embedded conversion features measured at fair value on a recurring basis for the years ended September 30:

Balance as of April 1,	$0
Issuance of embedded conversion features	40,000
Reclassification of Preferred stock	340,550
Change in fair value	311,556
Balance as of September 30,	$68,994

NOTE E – INCOME TAXES

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE F – RECLASSIFICATION

Certain reclassifications have been made to the financial statement presentation in the prior period to correspond to the current year’s format.

NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE H – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at September 30, 2013:

On July 17, 2012 the Company issued a Demand note to New Opportunity Business Solutions in connection with a consulting contract also dated July 17, 2012. The principal amount of the note is $70,000.00. The note bears an interest rate of 10%. The note and any accrued interest are eligible to be converted into the Company’s common stock.
The current outstanding principal balance is:	$70,004
On July 23, 2013 the Company issued a convertible promissory note to Just Marketing Group, Inc. for general business operating expense consolidating several notes. The principal amount of the note is $40,000.00. The note bears an interest rate of 10%. The maturity date was November 20, 2013 but has been extended. Principal and interest are due at Maturity. The note and any accrued interest are eligible to be converted into the Company’s common stock.
The current outstanding principal balance is:	$40,000
Total Convertible notes payable	110,004
Less: Current maturities	110,004
Convertible notes payable net current maturities	$0

At September 30, 2013 the accrued interest was $12,176.

During the six months ended September 30, 2013, the Company issued an aggregate of 110,450,000 shares of its common stock to issuers pursuant to the conversion of the Convertible Debentures. As a result of the conversions the Company reduced its outstanding convertible notes payable balance by $110,004.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE I – Restatement of Previously Issued Financial Statements

On November 1, 2013, during the review of the interim financial statements, the Company determined that the previously issued financial statements for the following periods: September 30, 2011, (as filed with the Securities and Exchange Commission on December 6, 2011), December 31, 2011, (as filed with the Securities and Exchange Commission on March 21, 2012), March 31, 2012 as filed with the Securities and Exchange Commission on July 16, 2012), June 30, 2012, ( as filed with the Securities and Exchange Commission on August 20, 2012), September 30, 2012 (as filed with the Securities and Exchange Commission on November 19, 2012), December 31, 2012 (as filed with the Securities and Exchange Commission on February 19, 2013, March 31, 2013 (as filed with the Securities and Exchange Commission on July 1, 2013 and June 30, 2013, (as filed with the Securities and Exchange Commission on August 19, 2013) contained in the Company’s Quarterly Reports on Form 10-Q (“ Quarterly Reports”) respectively, should no longer be relied upon because of certain unrecognized liabilities in the Quarterly Reports and that those financial statements (the "Financial Statements") would be restated to make the necessary accounting adjustments.

The financial statements filed previously mentioned periods above contained a misstatement pertaining to an unreported liability of $159,194. The Company expects all amendments and restatements to the Financial Statements affected to be cash in nature.

The Company has determined that the restatements of its Financial Statements resulted from a material weakness in its internal control over financial reporting, specifically related to its process and procedures related to the communication between senior management and the accounting personnel. More information regarding the Company’s controls and procedures is set forth in Note C this Form 10-Q.

The necessary accounting adjustments have been made to the Company’s financial statements for the six month period ended September 30, 2013 presented in this Form 10-Q.

The Company will restate the Financial Statements to correct the errors noted above and file amendments to the previous periods Quarterly Reports with the Securities and Exchange Commission as soon as practicable.

The correction of the errors will restate the previously issued Financial Statements as follows:

Previously Reported	2011 Year to Date 2nd Qtr September 30,	2011 Year to Date 3rd Qtr December 31,	10-K 2011 Year to Date 4th Qtr March 31, 2012	2012 Year to Date 1st Qtr June 30,	2012 Year to Date 2nd Qtr September 30,	2012 Year to Date 3rd Qtr December 31,	10-K 2012 Year to Date 4th Qtr March 31,	2013 Year to Date 1st Qtr June 30,
Accounts Payable	$638,314	$630,054	$611,080	$615,107	$640,598	$210,815	$133,176	$79,993
Total Current Liabilities	1,217,318	1,277,575	764,039	763,016	925,740	671,348	781,750	756,938
Total Liabilities	1,372,818	1,431,575	1,333,213	1,328,189	1,495,125	1,234,333	781,750	756,938
Retained Deficit	(5,023,108)	(5,199,695)	(5,230,353)	(5,566,325)	(14,906,045)	(15,318,059)	(6,207,567)	(7,483,369)
Total Shareholders' (Deficit) Earnings	(1,123,521)	(1,237,227)	(1,258,266)	(1,321,113)	(1,334,969)	(1,126,833)	(728,000)	(743,500)

Restatements
Accounts Payable	706,171	719,017	700,043	704,070	729,561	299,778	222,139	168,956
Total Current Liabilities	1,306,157	1,370,772	892,372	899,588	1,066,546	816,388	940,944	916,132
Total Liabilities	1,461,657	1,524,772	1,461,546	1,464,761	1,635,931	1,379,373	940,944	916,132
Retained Deficit	(5,111,947)	(5,292,892)	(5,358,686)	(5,702,897)	(15,046,851)	(15,463,099)	(6,366,761)	(7,642,563)
Total Shareholders' (Deficit) Earnings	(1,212,360)	(1,330,424)	(1,386,599)	(1,457,685)	(1,475,775)	(1,271,873)	(887,194)	(902,694)

Adjustments
Accounts Payable	67,857	88,963	88,963	88,963	88,963	88,963	88,963	88,963
Total Current Liabilities	88,839	114,179	128,333	136,572	140,806	145,040	159,194	159,194
Total Liabilities	88,839	114,179	128,333	136,572	140,806	145,040	159,194	159,194
Retained Deficit	(88,839)	(114,179)	(128,333)	(136,572)	(140,806)	(145,040)	(159,194)	(159,194)
Total Shareholders' (Deficit) Earnings	(88,839)	(114,179)	(128,333)	(136,572)	(140,806)	(145,040)	(159,194)	(159,194)

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE J – COMMON & PREFERRED STOCK

During the year ended March 31, 2013, the Company issued 60 shares of its Series B Convertible Preferred Stock to officers of the Company in consideration of 40% of their 2012 fiscal year salaries. . Each holder of Series B Preferred Stock shall have the right at any time to convert all (or part) of their shares of Series B Preferred Stock into shares of the Company’s common stock such that each share of the Series B Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock as shall be 1% of the Company’s common stock on a fully diluted basis on the date of conversion. The shares of Series B Preferred Stock shall vote together with the Company’s Common Stock, except as otherwise required by law. The number of votes for the Series B Preferred Stock shall be the same number as the amount of shares of Common Stock that would be issued upon conversion. The Series B Preferred Stock is not entitled to dividends or preference upon liquidation.

As of September 30, 2013, the prepaid expense has been fully amortized and the final month was recorded in the professional services line on the consolidated statement of operations.

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

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

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

On April 29, 2013 INOL approved a conversion notice from Universal Partners Corp. whereby the remaining $1,600 of principal of the debt acquired from Robin W. Hunt as well as all accrued interest was converted into 1,800,000 unrestricted common shares.

On May 1, 2013 INOL entered into an Exclusive Licensing Agreement with Green Dolphin Corp. INOL issued 1,200,000 restricted common shares to Green Dolphin Systems Corp on May 30, 2013 pursuant to Section 2 of the Agreement.

On May 1, 2013 INOL entered into a Marketing Advisor agreement with Ms. Lorri Bates. The company issued 600,000 shares to Ms. Bates on May 20, 2013 pursuant to Section 2 of the agreement, which were registered in the corporation’s S-8 Registration statement at a price of $0.01 per share.

On May 2, 2013 INOL put into effect a 2013 Stock Grant and Option Plan. The company filed a Form S-8 Registration Statement on May 8, 2013, with a post effective amendment having been filed on May 17, 2013 in order to register six million shares under the 2013 Stock Option Plan.

On May 8, 2013 INOL filed an S-8 Registration Statement with a post effective amendment filed on May 17, 2013 in order to register 6 million common shares at a price of $0.01 per share.

On May 15, 2013 INOL approved a conversion notice from Just Marketing Group, Inc. dated whereby $4,000 of the remaining $12,000 of debt acquired from Robin W. Hunt was converted into 2,000,000 shares of the Company’s common stock at a conversion rate of $0.002.

On May 17, 2013 INOL approved a conversion notice from Red Tie Financial, Inc. dated whereby $4,000 of the remaining $12,000 of debt acquired from Robin W. Hunt was converted into 2,000,000 shares of the Company’s common stock at a conversion rate of $0.002.

On May 20, 2013 INOL named Mr. Nick Plessas as V.P. of Business Development, issuing Mr. Plessas 1,500,000 restricted common shares on as compensation for his services rendered.

On May 30, 2013 INOL entered into a consulting agreement with Mr. James W. Thomas II to provide the company with accounting services effective June 1, 2013. Mr. Thomas was issued 1,500,000 restricted common shares on as partial compensation for services rendered with additional compensation as business conditions warrant.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

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

On June 17, 2013 INOL cancelled contracts and free trading common shares previously issued to: Classic Ventures Ltd. – 1,950,000; River Capital Ltd., - 3,500,000; Three Castle LLC – 3,750,000; Eurolink Investments, Inc. – 3,750,000; Compass Capital, Inc. – 1,950,000; and Freeport Properties, Ltd. – 3,300,000.

On June 24, 2013 INOL approved a conversion notice from Just Marketing Group, Inc. whereby the remaining $8,000 debt acquired from Robin W. Hunt was converted into 4,000,000 shares of the Company’s common stock at a conversion rate of $0.002

On June 24, 2013 INOL issued 10,000,000 restricted common shares to John T. Root, Jr. as compensation for his services.

On July 17, 2013 INOL approved a conversion notice from Prism Overseas whereby $6,075 of debt was converted into 7,200,000 shares of the Company’s common stock at a conversion rate of $ 0.0009.

On July 18, 2013 INOL approved a conversion notice from Timelime Capital whereby $9,825 of debt was converted into 11,000,000 shares of the Company’s common stock at a conversion rate of $ 0.0009.

On July 23, 2013 INOL approved a conversion notice from Continental Equities, LLC whereby 942.5 of debt was converted into 250,000 shares of the Company’s common stock at a conversion rate of $ 0.00377.

On July 26, 2013 INOL approved a conversion notice from Red Tie Financial Inc. whereby $4000 of debt was converted into 4,000,000 shares of the Company’s common stock at a conversion rate of $ 0.002.

On August 29, 2013, INOL issued 260,000 unrestricted S-8 shares, which were registered at a price of $0.01 per share, to Ken Bart as compensation for services provided as of May 31, 2013 under the Engagement Agreement dated April 3, 2013.

On September 17, 2013 INOL approved a conversion notice from Diamond Transport LTD. whereby $2,500 of debt was converted into 20,000,000 shares of the Company’s common stock at a conversion rate of $ 0.0013.

On September 17, 2013 INOL approved a conversion notice from Galaxy Properties Inc. whereby $2,500 of debt was converted into 20,000,000 shares of the Company’s common stock at a conversion rate of $ 0.0013.

As of March 1, 2013 New Opportunity Business Solutions, Inc. had a convertible Note outstanding in the amount of $75,000.00. $4747.50 in interest had accrued as of such date (the “Note”).

March 7, 2013: VERA Group, LLC purchased $5,000.00 of the Note from New Opportunity Business Solutions, Inc.

April 9, 2013: VERA Group, LLC purchased $10,000.00 of the Note from New Opportunity Business Solutions, Inc.

INOLIFE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

March 4, 2013: Starcity Capital, LLC purchased $24,873.52 of the Note from New Opportunity Business Solutions, Inc.

March 7, 2013: SGI Group, LLC purchased $24,873.53 of the Note from New Opportunity Business Solutions, Inc.

March 4, 2013: Keith Sazer purchased $5,000.00 of the Note from New Opportunity Business Solutions, Inc.

April 11, 2013: Eastern Institutional Funding, LLC purchased $5,000.00 of the Note from VERA Group, LLC

March 4, 2013: Bishop Equity Partners, LLC purchased $5,000.00 of the Note from New Opportunity Business Solutions, Inc.

NOTE K – SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through January 9, 2014 (the issue date of the financial statements) and concluded that the following additional subsequent events have occurred that require recognition in the financial statements or disclosure in the notes to financial statements.

On Oct 18, 2013 the company increased the authorized shares from 250,000,000 to 400,000,000 shares.

On October 23, 2013 the company issued a 10% convertible note to Just Marketing Group, Inc. in the amount of $5,000.

On November 25, 2013 the company issued an 18% convertible promissory note in the amount of $7,000 to Vera Group, LLC.

On November 29, 2013 Sharon Berthold resigned her position as Director and Secretary.

On November 29, 2013 Sharon Berthold resigned her position as Executive Vice President.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited. As a result, we realized no revenue during the period ended September 30, 2013.

The largest expenses during the nine months ended September 30, 2013 were for professional fees. The expense related to professional fees was $308,981 and $1,735,657 for the three and six months ended September 30, 2013, respectively. Professional fees totaled $6,717,344 for the period since inception (6/17/2009) to September 30, 2013. The majority of the consultants are being paid through the issuance of common stock. Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions. Our executive officers received no shares of common stock for their services and control during the six months ended September 30, 2013. The common stock was issued at the markets closing price on the day of issuance.

We realized a net loss of $188,671 and $1,464,705 for the three and six months ended September 30, 2013. During the period from inception to September 30, 2013, we realized a retained deficit of $7,831,467 primarily due to operating losses of $7,290,508, a loss of $764,066 due to recapitalization expenses, an impairment loss of $627,000 gain on debt forgiven of $776,480, change in fair value of derivatives of 311,556 and interest expense of $252,140 during the period from inception to September 30, 2013.

Liquidity and Capital Resources

At September 30, 2013 we have a cash position of $5,000. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors. As a result, through September 30, 2013, we had used all of our funds for our operations.

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%. The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock. The conversion price per share is 75% of the lowest closing price for the Company’s stock during the 20 trading days prior to notice of conversion from the investor. As of September 30, 2013, there were $100,004 of convertible notes payables with $10,004 maturing within one year.

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

Plan of Operation

InoLife Technologies, Inc. is organized to develop and market Skin Care and DNA Testing products within the US. The Company's mission is to aggressively identify, manufacture and market innovative and affordable healthcare products and services directly to the marketplace. By targeting cutting-edge DNA-based testing and reporting methodologies, the company is able to significantly benefit the health and wellness needs of both individuals and their healthcare providers.

InoLife will be focusing primarily in two areas that leverage the Company’s strong relationships with certified laboratories for all natural organic compounds and DNA based predisposition test platforms. The two areas will be:

1)	Skincare Division that will develop and market a complete line of all natural skincare products for men and women with Proprietary Anti-Aging beneficial properties.
2)	Healthcare Division that will encompass InoLife’s Genetic Test Platforms and DNA predisposition products for certain diseases for the professional medical industry.

InoLife’s Skincare Division, will utilize a patented compound to formulate a unique cream with Anti-Aging properties for both men and women. In addition, there will also be multiple other products the Company plans to develop over the next 12 months that will include all natural sunscreens; facial moisturizers and scrubs; and effective all natural formulations for the treatment of acne.

InoLife Technologies, Inc. is working on putting the necessary funding in place to market the commercial use of proprietary Intellectual Property by manufacturing, brand marketing and selling an integrated program of age reversing creams and lotions. These products will be sold directly to consumers through e-commerce, direct sales, pharmacies, retailers, distributors and healthcare providers. It also offers products that are sold only to physicians, hospitals, outpatient facilities and others in the medical community for use with their patients.

 Inolife's Healthcare Division has developed a wide variety of genetic test platforms that provide meaningful information about genetic makeup, predispositions to certain diseases and ancestral information. Some of the platforms provide genetic biomarkers that address several pervasive healthcare needs. Test kit results can lead to lower total healthcare expenditures through early detection and management of health issues including obesity, cancers, diabetes, cardiac issues and general fitness.

 InoLife is committed to our shareholders to increase the fundamental value of the Company’s stock. The key to the success of each of these divisions is investment and key personnel. Management is currently in discussions with interested investment groups to help fund the Company’s development and marketing initiatives. InoLife is already in the process of bringing on board the right management talent to make this all happen. To that end, the company is in talks with Trinity Harvest Financial Services, Inc. to handle all of the accounting and some administrative functions. Trinity Harvest is an outsourced CFO company specializing in growth companies, private and public. It will be necessary to strengthen the accounting functions as the company rolls out their new product lines. The Company would like to thank its shareholders for their patience and continual support

Our Independent Auditors have expressed substantial doubt about our ability to continue as a going concern.

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

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of September 30, 2013, our directors and executive officers as a whole, beneficially own approximately 92,000,602 shares of our common stock, 2 shares of our Series A Convertible Preferred stock and 119,440 shares of our Series B Convertible Preferred Stock. The above-described significant stockholders will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company has derivative instruments and they show these instruments on our financial statements. They are described further in Note C.

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

With respect to the period ending September 30, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2013, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(c) Restatement of Previously Issued Financial Statements

On November 1, 2013, during the review of the interim financial statements, the Company determined that the previously issued financial statements for the following periods: September 30, 2011, (as filed with the Securities and Exchange Commission on December 6, 2011), December 31, 2011, (as filed with the Securities and Exchange Commission on March 21, 2012), March 31, 2012 as filed with the Securities and Exchange Commission on July 16, 2012), June 30, 2012, ( as filed with the Securities and Exchange Commission on August 20, 2012), September 30, 2012 (as filed with the Securities and Exchange Commission on November 19, 2012), December 31, 2012 (as filed with the Securities and Exchange Commission on February 19, 2013, March 31, 2013 (as filed with the Securities and Exchange Commission on July 1, 2013 and June 30, 2013, (as filed with the Securities and Exchange Commission on August 19, 2013) contained in the Company’s Quarterly Reports on Form 10-Q (“ Quarterly Reports”) respectively, should no longer be relied upon because of certain unrecognized liabilities in the Quarterly Reports and that those financial statements (the "Financial Statements") would be restated to make the necessary accounting adjustments.

The financial statements filed previously mentioned periods above contained a misstatement pertaining to an unreported liability of $159,194. The Company expects all amendments and restatements to the Financial Statements affected to be cash in nature.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The company has two legal actions. On November 23, 2011, an arbitrator awarded a total of $88,893.48 to two employees of Stemtide for unpaid salaries. This liability has been recorded. On October 18, 2013 the company was served with legal actions by Starcity Capital, LLC. The company is in talks with Starcity and expects that this action will be rescinded. The company is currently not involved in any other litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no other action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC on July 19, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no additional unregistered sales of the Company’s equity securities during the quarter ended September 30, 2013 that were not otherwise disclosed on a Form 4 or Form 8-K.

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
______________
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

INOLIFE TECHNOLOGIES, INC.

Dated: January 9, 2014	By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 9, 2014	By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer and Chief Financial Officer