Form 10-Q/A
period 2013-09-30
INOLIFE TECHNOLOGIES, INC.
filed 2014-05-20
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 0-50863

INOLIFE TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

New York	30-0299889
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 2223 Banner Elk, North Carolina	28604
(Address of principal executive offices)	(Zip Code)

(828) 387-2347
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2014, the shares outstanding of the registrant’s common stock are 265,399,944.

TABLE OF CONTENTS

		Page
Part I. Financial Information

Table of Contents		2

Explanatory Note		3

Item 1.	Condensed Consolidated Financial Statements.

	Condensed Consolidated Balance Sheets for the periods ending September 30, 2013 (unaudited) and March 31, 2013.	4

	Condensed Consolidated Statements of Operations for the three and six month periods ending September 30, 2013 (unaudited) and September 30, 2012 (unaudited).	5

	Condensed Consolidated Statements of Cash Flows for the six month periods ending September 30, 2013 (unaudited) and September 30, 2012 (unaudited).	6

	Notes to Condensed Consolidated Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16
Item 4.	Controls and Procedures.	16

Part II. Other Information.

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17
Item 3.	Defaults Upon Senior Securities.	17
Item 4.	Mine Safety Disclosure.	17
Item 5.	Other Information.	17
Item 6.	Exhibits.	18
Signatures		19

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of InoLife Technologies, Inc., or “the Company”, for the quarter ended September 30, 2013, as originally filed with the Securities and Exchange Commission, or “the SEC”, on January 9, 2014. We refer to the quarterly report on Form 10-Q that was filed on January 9, 2014 as “the original filing”. Contrary to the rules of the SEC, the Company's  condensed consolidated financial statements included in the original filing and this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.  The Company has engaged a new independent audit firm who has not yet completed their review of the financial statements.

This amended report does not reflect any other events occurring after the original filing.

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(Not Reviewed)
ASSETS
Current Assets
Cash	$5,000	$-
Prepaid expenses	-	53,750
TOTAL ASSETS	$5,000	$53,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$-	$133,176
Notes payable – related parties	-	64,161
Current portion of convertible notes payable	-	139,711
Accrued Salaries	593,857	420,733
Accrued Employer Taxes	214,389	14,211
Accrued interest	756	9,757
Total Current Liabilities	809,002	781,750

TOTAL LIABILITIES	809,002	781,750

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, Series B, par value $0.00001 per share, 50,000,000 shares
119,940 and 119,940 issued and outstanding, respectively	2	2

Preferred Stock – Series C, par value $0.01 per share,
572 and -572- issued and outstanding, respectively	6	6

Common Stock, par value $0.00001 per share, 250,000,000 shares authorized,
240,400,504 and 240,400,504 issued and outstanding, respectively	2,403	400
Treasury Shares	480	-
Shares held in escrow	-	(7,500)
Additional paid in capital	6,614,298	5,486,659
Accumulated deficit	(7,421,191)	(6,207,567)
Total Shareholders’ Deficit	(804,002)	(728,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICT)	$5,000	$53,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Not Reviewed)	(unaudited)	(Not Reviewed)	(unaudited)

Revenues	$-	$-	$-	$-

Operating expenses
Marketing and advertising	-	934	-	4,138
Professional fees	208,818	9,311,152	1,381,299	9,602,526
General and administrative	284,277	13,485	321,246	31,818
Rent	-	26,818	-	9,284
Total operating expenses	493,095	9,352,389	1,702,545	9,647,766

Net loss from operations	(493,095)	(9,352,389)	(1,702,545)	(9,647,766)

Other income (expenses)
Interest expense	(6,438)	(11,258)	(9,486)	(27,833)
Gain on debt forgiveness	293,537	-	484,196	-
Other Misc. Income	14,211		14,211

Net income (loss)	$(191,785)	$(9,363,647)	$(1,213,624)	$(9,675,599)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic and diluted	234,845,709	77,954,693	152,752,842	22,748, 860

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	September 30,
	2013	2012
	(Not Reviewed)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(1,213,624)	$(9,675,599)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

Common Stock Issued In Exchange For Services	1,702,820	9,534,202

Gain on Debt Forgiveness	(484,196)	-
Accounts Payable	-	29,425
Prepaid Expense-Shareholders	-	(137,340)
Accrued Management Fees	-	128,733
Accrued Interest	-	23,450

Net Cash Provided by (Used In) Operating Activities	5,000	(97,129)

Cash Flows from Financing Activities
Proceeds from Issuance of Convertible Note Payables	-	45,000
Net (Repayment) Proceeds from Shareholder Loans	-	(2)
Net Cash Provided by Financing Activities	-	44,998

Net Change in Cash and Cash Equivalents	5,000	(52,131)

Cash and Cash Equivalents – Beginning of Period	-	51,037
Cash and Cash Equivalents – End of Period	$5,000	$(1,094)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 – THE COMPANY

HISTORY

InoLife Technologies, Inc. (the “Company”) was incorporated under the laws of the State of New York on November 12, 1998 as Safe Harbour Health Care Properties, Ltd. During 1999, the Company ceased its operations. The Company remained dormant until 2004, when one of the Company’s shareholders purchased a controlling interest. In February 2004, the Company began its development stage as an internet based marketing company. The Company, as of December 2007 discontinued its internet marketing due to difficulties with service providers and subsequent cancellations by customers.

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

NOTE 2 – ACQUISITION OF STEMTIDE, INC.

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products. The 50,000,000 shares of common stock were issued upon consummation of the agreement. The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife. These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000. There were no other assets acquired

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Statements:
Contrary to the rules of the SEC, the Company's accompanying condensed consolidated financial have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. The Company has engaged a new independent audit firm who has not yet completed their review of the financial statements. This amended report does not reflect any other events occurring after the original filing.

Other than as noted above, the accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 1, 2013. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending March 31, 2014.

Significant Accounting Policies:
The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires estimating, matching, and timing of revenue and expense. Below is a summary of certain significant accounting policies selected by management.

The condensed consolidated financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Management believes that all adjustments necessary for a fair statement of the results of the three months ended September 30, 2013 and 2012 have been made.

Basis of Presentation:
The Company prepares its consolidated financial statements on the accrual basis of accounting. All intercompany balances and transactions are eliminated.

Cash and Cash Equivalents:
All highly liquid investments with original maturities of three months or less are included in cash and cash equivalents. All deposits are maintained in FDIC insured depository accounts in local financial institutions and balances are insured up to $250,000.

Fair Value of Financial Instruments:
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

Accounts Receivable:
Accounts receivables are carried at their face amount, less an allowance for doubtful accounts. On a periodic basis, the Company evaluates accounts receivables and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections. The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received with agreed upon invoice terms. The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 at September 30, 2013, and September 30, 2012. Write offs are recorded at a time when a customer receivable is deemed uncollectible. During the six months ended September 30, 2013, the Company had no write-offs.

Fixed Assets:
Fixed assets are stated at cost if purchased, or at fair value in a nonmonetary exchange, less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally three to seven years. Leases that meet the requirements of ASC 840-10, are capitalized and included in fixed assets.

Revenue Recognition:
The Company recognizes revenue in accordance with ASC 605-10. Revenue will be recognized only when all of the following criteria have been met:

-	Persuasive evidence of an arrangement exists;
-	Ownership and all risks of loss have been transferred to buyers, which is generally upon shipment or at the time the service is provided;
-	The price is fixed and determinable; and
-	Collectability is reasonable assured.

Earnings per Share:
Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

Income Taxes:
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

Recent Accounting Pronouncements:
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 4 – COMMON AND PREFERRED STOCK

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

On May 2, 2013 INOL put into effect a 2013 Stock Grant and Option Plan. The company filed a Form S-8 Registration Statement on May 8, 2013, with a post-effective amendment having been filed on May 17, 2013 in order to register six million shares under the 2013 Stock Option Plan.

On May 8, 2013 INOL filed an S-8 Registration Statement with a post-effective amendment filed on May 17, 2013 in order to register 6 million common shares at a price of $0.01 per share.

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

NOTE 5 – FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital as of September 30, 2013. Due to the limited operating history and limited operations, the Company will require additional working capital to survive. If the funds the Company has are not sufficient, it will also consider bank loans and additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or will be available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be able to continue as a going concern.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through May 15, 2014 (the issue date of the financial statements) and concluded that the following additional subsequent events have occurred that require recognition in the financial statements or disclosure in the notes to financial statements.

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

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of InoLife Technologies, Inc., or “the Company”, for the quarter ended September 30, 2013, as originally filed with the Securities and Exchange Commission, or “the SEC”, on January 9, 2014. We refer to the quarterly report on Form 10-Q that was filed on January 9, 2014 as “the original filing”. Contrary to the rules of the SEC, the Company's condensed, consolidated financial statements included in the original filing and this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.  The Company has engaged a new independent audit firm who has not yet completed their review of the financial statements.

This amended report does not reflect any other events occurring after the original filing.

Results of Operations

Due to our continued lack of funds, our operations are very limited. As a result, we realized no revenue during the period ended September 30, 2013.

The largest expenses during the six months ended September 30, 2013 were for professional fees. The expense related to professional fees was $208,818 and $1,381,299 for the three and six months ended September 30, 2013, respectively. The majority of the consultants are being paid through the issuance of common stock. Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions. Our executive officers received no shares of common stock for their services and control during the six months ended September 30, 2013. The common stock was issued at the markets closing price on the day of issuance.

We realized a net loss of $191,785 and a net loss $1,213,624 for the three and six months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2013 we have a cash position of $5,000. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors. As a result, through September 30, 2013, we have used all of our funds for our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has derivative instruments and they do not show these in the financial statements as they are deemed to be immaterial and have no effect on the presentation of the financial statements as presented.

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

INOLIFE TECHNOLOGIES, INC.

Dated: May 19, 2014	By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: May 19, 2014	By:	/s/ GARY BERTHOLD
Gary Berthold
Chief Executive Officer