Form 10-K
period 2014-03-31
INOLIFE TECHNOLOGIES, INC.
filed 2014-07-15
CIK 1297965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐Yes ☒ No

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
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $433,122

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes ☒ No

(APPLICABLE ONLY TO CORPORATE REGISTRNTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

470,319,652 as of July 10, 2014, per Transfer Agent, Manhattan Transfer, 57 Eastwood Road, Miller Place, NY 11764

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

INOLIFE TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended March 31, 2014

Special Note Regarding Forward Looking Statements.

This annual report on Form 10-K of INOL Life Technologies, Inc. for the year ended March 31, 2014 contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward looking statements which, by definition involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements. Where in any forward looking statements, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products. The 50,000,000 shares of common stock were issued upon consummation of the agreement. The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife. These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000. The Company also issued 572 shares of its Series C Convertible Preferred Stock as securitization against the payment out of future revenues of the $572,000 accounts payable. There were no other assets acquired. The licensing night were fully impaired at March 31, 2012.

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

InoLife Technologies, Inc. is currently organized to address a specific market: The Human Healthcare Market.

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

•	Stemtide with revolutionary patent pending formulas for activation of endogenous stem cells for multiple uses including age reversal, follicle growth stimulation, skin repair and acne formula.

The Company’s business is the commercial use and continuing creation of proprietary Intellectual Property, employing both new science and continuing R&D, in the development, manufacturing, brand marketing and selling of an integrated program of age reversing creams and lotions. These products are all based upon the Company’s unique, technologies and methods for which patent applications have been filed in the United States. The Company has implemented a strategy of continuing patent extension and innovation to create patent “clusters” for both new products and refinements to the existing products, the first of which is ready for commercial marketing and sales.

Research and Development:

Research and development of additional and extended STEMTIDE™ products, as well as supplementing the product line with additional new products already designed and engineered for final commercialization, will be a significant and on-going activity for the Company. The company will direct research and product development to extend the Company’s reach into the wider array of anti-aging products, and other health and beauty aids, based upon STEMTIDE’s Science and technology along with other organizations products that we will be introducing.

While the market for the Company’s initial and extended product line is global, encompassing multiple generations, the Company is first establishing the STEMTIDE™ brand domestically. This will be accomplished via direct sales generated on the Company’s ecommerce website, private label distribution through dermatologists and other skin care professionals serving a highly visible and affluent clientele. Additionally, future expansion of the distribution channels can be achieved utilizing national and international distribution agreements, expanded private label manufacturing, licensing of the technology, and STEMTIDE™ brand name to one or more major manufacturers possessing established market presence and worldwide distribution.

Manufacturing, Distribution, and Fulfillment:

The Company will outsource the initial production and packaging of STEMTIDE™ creams, while managing its own fulfillment of orders, until a critical mass of volume is achieved, requiring the outsourcing of volume fulfillment, and expansion to foreign sales.

Additional resources are being identified beyond the currently contracted sources for manufacturing and order fulfillment. Management will continually evaluate the in-sourcing vs. outsourcing of appropriate resources. For example, the recent economic downturn has resulted in the failure of numerous cosmetic manufacturers and development labs, presenting opportunities to acquire capital equipment at a fraction of its original cost. One strategic goal of management is to acquire modest manufacturing and formulation equipment for R&D, prototype and initial new product production from the distressed business marketplace, after establishing a baseline of business and brand awareness and recognition

We secure our product lines through independent development, licensing, joint ventures and teaming relationships. Pursuant to a Strategic Alliance and Marketing Agreement that we entered into with InoHealth Products, Inc., an entity owned and controlled by our executive officers. Pursuant to the terms of the agreement, the Company granted InoHealth Products a license to market, sell and distribute products. The products may be marketed, sold and distributed throughout the United States. The Company has agreed to pay InoHealth Products a royalty fee based on the sale of such products. The initial term of the agreement expired on or about March 31, 2012 and automatically renews on an annual basis provided that neither party provides the other with at least 60-days advance prior written notice of termination.

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

The Current US Human DNA Testing Market and Growth Potential

According to “Kalorama Information”, a leading publisher of market research in medical markets, including the biotechnology, diagnostics, healthcare, and pharmaceutical industries, the 2007 worldwide market for molecular assays was estimated at $3.7 billion. It further estimated that the market will grow 11% annually and should reach $6.2 billion in 2012. This segment includes routine areas such as blood screening and also newer areas of testing such as pharmacogenomics and inherited disease testing, which Kalorama also estimated will experience far greater growth rates — 35% and 25%, respectively, during this period.

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

Competition

The markets in which we anticipate competing include successful and well-capitalized competitors that vary in size and scope. The majority of our competitors are more established, benefit from greater name recognition and have substantially greater resources than us. Moreover, we could face additional competition as other established and emerging companies enter the market and new products and technologies are introduced. Increased competition could result in price reductions, fewer customers, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and operating results. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third-parties, thereby increasing the ability of their products to address the needs of our prospective consumers. While we believe we can differentiate our product from these current and future competitors, focusing on the products' functionality, flexibility, adaptability and features, there can be no assurance that we will be able to compete successfully against current and future competitors. The failure to effectively compete would have a material adverse effect upon our business, financial condition and operating results.

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

We currently have six employees.

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

Item 4. Mine safety disclosures

Not Applicable

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCBB under the symbol “INOL.” The following table sets forth the high and low closing prices for our common stock for each quarter during the last two fiscal years. The prices reported below reflect inter-dealer prices and are without adjustments for retail markups, markdowns or commissions, and may not necessarily represent actual transactions. The closing price of our common stock on July 10 was $0.0008.

	High	Low
Fourth Quarter Ended March 31, 2014	$0.0020	$0.0020
Third Quarter Ended December 31, 2013	$0.0017	$0.0017
Second Quarter Ended September 30, 2013	$0.0040	$0.0040
First Quarter Ended June 30, 2013	$0.0700	$0.0700
Fourth Quarter Ended March 31, 2013	$0.2500	$0.2500
Third Quarter Ended December 31, 2012	$0.1000	$0.0500
Second Quarter Ended September 30, 2012	$0.1500	$0.1000
First Quarter Ended June 30, 2012	$0.0100	$0.0100

Shareholders

As of March 31, 2014, we had approximately 157 holders of our common stock. As of July 10, 2014 there were 162 holders of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and elsewhere in this report . The management’s discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

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

Results of Operations for the years ended March 31, 2014 and March 31, 2013

InoLife Technologies, Inc. (The Company) was organized as of June 17, 2009. As a result of our continued lack of funds, our operations are very limited. Due to the limited operations the results of operations for the year ended March 31, 2014 and 2013 are not comparable.

Revenues

As a result of our limited operations and development stage, we have not yet begun to realize revenue during the years ended March 31, 2014 and 2013.

Operating Expenses

Total Operating Expenses. Substantially all our operating expense have been for professional services to various consultants. The majority of the consultants are being paid through the issuance of common stock. Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions. Our executive officers received no shares of common stock for their services during the year ended March 31, 2014. The common stock was issued at the markets closing price on the day of issuance.

We realized a net loss of approximately $2,452,000 and $1,793,500(restated) for the years ended March 31, 2014 and 2013.

Financial Condition

Total Assets. Total assets at March 31, 2014 and 2013 were substantially none and $53,750, respectively. Total assets at March 31, 2013 consisted of prepaid expense of $53,750.

Total Liabilities. Total liabilities at March 31, 2014 and 2013 were $2,853,463 and $2,447,545, respectively. Total liabilities at March 31, 2014 mainly consist of accounts payable of $787,675 ($572,000 of which arose out of our acquisition of Stemtide in July 2011); convertible notes payable of $551,028; accrued management fees of $684,788 and the $228,000 fair value of the derivative liability related to the conversion features on the convertible debentures.

Liquidity

Liquidity and Capital Resources

At March 31, 2104 we have substantially no cash position. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors and issuance of shares in exchange for services.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.

The Company sustained a loss of approximately $2,452,000 for the year ended March 31, 2014 and $1,793,500 for the year ended March 31, 2013. The Company has negative working capital of approximately $2,853,500 and an accumulated deficit of approximately $10,185,000 as of March 31, 2014. Because of the absence of positive cash flows from operations, the Company will require additional funding for continuing the development and marketing of products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are presently not able to meet our obligations as they come due. At March 31, 2014 we had minimal assets and working capital deficit of approximately

$2,853,500. Our working capital deficit is due to the results of operations.

Net cash (used in)/provided by operating activities was insignificant for the years ended March 31, 2014 and 2013.

There was not any net cash provided by financing activities for the years ended March 31, 2014 and 2013.

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

Capital Resources

We have no material commitments for capital expenditures as of March 31, 2014.

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

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of March 31, 2014, one director and executive officer, beneficially owns approximately 82,000,000 shares of our common stock and 79,160 shares of our Series B Convertible Preferred Stock. The above-described significant stockholder will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 17, 2014 the Registrant engaged The Hall Group as the Registrant’s new independent registered public accounting firm. The appointment of The Hall Group was approved by the Board of Directors of InoLife Technologies, Inc. Neither the Company, nor any person on behalf of the Company, consulted with The Hall Group as to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered as to the financial statements, nor was a written report or oral advice rendered that was an important factor considered by the Company or any of its employees in reaching a decision as to an accounting, auditing or financial reporting issue, or any matter that was either the subject of a disagreement or reportable event under 304 (a)(2) of Regulation S-K during the two most recent fiscal years and subsequent interim period through the engagement of The Hall Group.

On January 3, 2014, Hartley Moore Accountancy Corporation informed Inolife Technologies, Inc. that it was terminating Hartley Moore Accountancy Corporation as our independent registered public accounting firm effective immediately. While Hartley Moore Accountancy Corporation had served as our independent registered public accounting firm since August 2013, it had never issued a report on our financial statements. During the period of time that Hartley Moore Accountancy Corporation served as our independent registered public accounting firm we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Hartley Moore Accountancy Corporation would have caused it to make reference to the subject matter of the disagreement in connection with any report it might issue.

Effective August 26, 2013, L.A. Prevratil, LLC was dismissed as the Company’s independent registered public accounting firm. The decision was approved by the Board of Directors of InoLife Technologies, Inc. During the Registrant’s last two fiscal years ended March 31, 2013 and March 31, 2012, and the subsequent period through dismissal, there were (i) no disagreements with L.A. Prevratil on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

As of March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely identify correct and disclose information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Material weaknesses identified by management included: accounting personnel who did not possess adequate understanding of GAAP, which lead to restatements of prior years; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual without adequate compensating controls. Additional material weaknesses were: lack of an audit committee and audit committee financial expert; lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Item 9B. Other Information

NONE

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of March 31, 2014, the current directors and executive officers of InoLife who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

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

SHARON BERTHOLD

Executive Vice President, Director

Prior to her involvement with InoLife Technologies, Inc., Sharon spent several years working at two different Veterinary Hospitals in the capacity of Practice Management and Administration. She owned and managed retail pet stores from 2000 to 2005. The majority of Sharon’s previous business experience is in management, human resources, customer service and administration within the soft-drink, food and marketing businesses. Sharon spent over 15 years as an independent business owner within both the construction and companion animal related industries. She has extensive corporate experience from 1975 through 1993 in the capacity of Human Resource management and Office Administration. Sharon has developed business relationships with various academic universities, veterinary oncologists, medical DNA testing and manufacturing facilities throughout the country in order to incorporate products into the medical and veterinary markets. Sharon Berthold resigned her positions with the Company and the Board of Directors on November 29, 2013.

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

Executive	Fiscal Year	Salary/Consulting fees		Bonus	Stock Awards	Total Compensation
Gary Berthold, CEO	2014	$310,000		--	--	$310,000
	2013	284,167	(1)			284,167

Sharon Berthold, EVP (2)	2014	$183,000		--	--	$183,000
	2013	251,167	(1)			251,167

___________

Summary Compensation Table for the Fiscal Years Ended March 31, 2013 and March 31, 2012

(1)	Excludes 30 shares of Series B convertible preferred stock issued to each employee. See discussion of employment agreements below.
(2)	Sharon Berthold resigned from her positions with the Company on November 29, 2013

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2014 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o InoLife Technologies, Inc., 8601 Six Forks Road, Suite 400, Raleigh, North Carolina 27615. Applicable percentage ownership is based on 265,319,652 shares of common stock outstanding as of March 31, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2014 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Common Stock

Gary Berthold	168,080,000	(2)	45.3%	(3)
INOHEALTH	40,000,000	(1)	15.1%	(1)

 ____________

* Less than 1%

(1)	InoHealth Products is owned by our CEO, Gary Berthold. InoHealth sublicenses to us the products we sell.
(2)	Includes 40,000 Shares of Preffred Stock, each share convertible into 1% of outstanding shares of the company.

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

Director Independence

None of the members of our Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ Capital Market.

Item 14. Principal Accounting Fees and Services

	2014	2013
Audit fees	$40,000	28,500
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

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

INOLIFE TECHNOLOGIES, INC.

Dated: July 15, 2014	By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 15, 2014	By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer and Chief Financial Officer

INOLIFE TECHNOLOGIES, INC.

(A Development Stage Entity)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

And Stockholders of InoLife Technologies, Inc.

We have audited the accompanying consolidated balance sheets of InoLife Technologies, Inc. (the “Company”) as of March 31, 2014, and March 31, 2013 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that out audits provide as reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InoLife Technologies, Inc. as of March 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.As discussed in Note 12, the March 31, 2013 financial statements, which were audited by other auditors, have been restated. The March 31, 2013 restated financial statements are included in this filing.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant recurring losses and negative working capital that raises substantial doubt about the ability of the Company to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

July 15, 2014

INOLIFE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	March 31,	March 31,
	2014	2013
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$3	-
Prepaid Expenses		53,750

Total Current Assets	3	53,750

TOTAL ASSETS	$3	53,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$787,675	766,640
Accrued management fees, related party	684,788	372,085
Accrued consulting fees	52,500	62,500
Accrued employer taxes	280,149	84,442
Accrued interest	190,365	146,543
Convertible notes payable	551,028	585,830
Derivative Liability	228,000	365,344
Note payable, related party	78,959	64,161
Total Current Liabilities	2,853,464	2,447,545

TOTAL LIABILITIES	2,853,464	2,447,545

Commitments and Contingencies

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value
132,774 and 213,322 issued and outstanding, respectively	2	2
Preferred Stock - Series C, par value $0.01 per share,
572 and 572 issued and outstanding, respectively	6	6
Common stock: 5,000,000,000 authorized; $0.00001 par value
221,820,491 and 111 issued and outstanding, respectively	1,000	400
Additional paid in capital	7,330,423	5,338,645
Accumulated deficit	(10,184,892)	(7,732,848)
Total Stockholders' Deficit	(2,853,461)	(2,393,795)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3	53,750

See auditor's report and notes to the audited financial statements

INOLIFE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year ended
	March 31,
	2014	2013
		(Restated)

Revenues	$-	$-

Operating Expenses
Professional fees	2,026,448	477,947
Management expenses	491,674	993,928
Selling, general and administrative expense	47,416	147,266
Total operating expenses	2,565,538	1,619,140

Net loss from operations	(2,565,538)	(1,619,140)

Other income (expense)
Interest expense	(80,545)	(221,935)
Gain on debt forgiveness	42,484	34,162
Other Income	14,211	-
Change in fair value of derivative	137,344	13,444
	113,495	(174,329)
Loss before provision for taxes	(2,452,044)	(1,793,469)

Provision for income taxes	-	-

Net loss	$(2,452,044)	$(1,793,469)

Basic and diluted loss per share	$(0.25)	$0

Weighted average number of shares outstanding	217,639,067	50,548,433

See auditor's report and notes to the audited financial statements

INOLIFE TECHNOLOGIES, INC.

Consolidated Statements of Cash Flow

	Year ended March 31, 2014	Year ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,452,044)	$(1,793,469)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative	(137,344)	(13,444)
Gain on debt forgiveness	(42,484)	(34,162)
Common stock issued in exchange for services	1,918,379	759,420
Preferred stock issued for services	-	300,000
Beneficial conversion feature related to issuance of convertible debentures	20,000	234,000

Changes in assets and liabilities:
(Increase) Decrease in prepaid expense	53,750	(29,840)
Increase (Decrease) in accounts payable	21,035	176,601
Increase(Decrease) in accrued liabilities	247,388	192,544
Increase(Decrease) in Management fess	312,703	119,000
Increase(Decrease) in note payable to related parties	14,798	89,350
Increase(Decrease) in accrued interest	43,822

Net Cash Used in Operating Activities	$3	$(0)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES :

Net Cash Used in Investing Activities	-	-

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

Net Cash Provided by (Used for) Financing Activities	-	-
NET INCREASE (DECREASE) IN CASH	3	(0)
CASH AT BEGINNING OF PERIOD	-	28,210
CASH AT END OF PERIOD	$3	$28,210

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for interest	-	-
Cash Paid for taxes	-	-
Preferred stock issued for Stemtide accounts payable	-	6
Common Stock issued for services	1,918,379	759,420
Preferred stock issued for services	-	300,000
Common Stock issued upon conversion	54,000	68,701

See auditor's report and notes to the audited financial statements

INOLIFE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

							Additional		Total
	Common Stock			Preferred Stock			paid-in	Accumulated	Stockholders’
	Shares	Par value		Shares	Par value		Capital	Deficit	Equity

Balance at April 1, 2012 (Restated)	111	$	---	60	$	---	$3,976,926	$(5,939,379)	$(1,962,454)

Common stock issued to officers for services (Restated)	1,200		---	---		---	465,000	---	465,000

Preferred stock issued to officers for services (Restated)	---		---	213,262		2	299,998	---	300,000

Common stock issued for satisfaction of convertible notes payable	34,638		---	---		---	68,701	---	68,701

Common stock issued to INOHEALTH, a related party	40,000,000		400	---		---	(400)	---	---

Common stock issued for services	4,543		---	---		---	294,420	---	294,420

Preferred C stock issued for Stemtide accounts payable (Restated)	---		---	572		6		---	6

Beneficial conversion feature related to issuance of Convertible Debentures (Restated)							234,000		234,000

Net loss (Restated)	---		---	---		---	---	(1,793,469)	(1,793,469)

Balance at March 31, 2013 (Restated)	40,040,492		$400	213,894		$8	$5,338,645	$(7,732,848)	$(2,393,795)

Common stock issued for satisfaction of convertible notes payable	42,000,000		420				53,580		54,000

Common stock issued for services	18,040,000		180				1,918,198		1,918,380

Beneficial conversion feature related to issuance of Convertible Debentures							20,000		20,000

Conversions of Preferred Stock to Common Stock, Officers (net of retirements)	132,000,000			(81,120)					---

Net loss	---		---	---		---	---	(2,452,044)	(2,452,044)

Balance at March 31, 2014	232,080,492		$1,000	132,774		$8	$7,330,423	$(10,184,892)	$(2,853,461)

See notes to unaudited financial statements

INOLIFE TECHNOLOGIES, INC.

(A Development Stage Entity)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY

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

On July 7, 2011, the Company acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products. The 50,000,000 shares of common stock were issued upon consummation of the agreement. The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife. These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000. There were no other assets acquired. In addition, the Company issued 572 Series B PS as a securitization against the payment of the assumed accounts payable out of future revenues. The PS held as security will be reduced as the accounts payable are paid. The licensing rights were fully impaired at March 31, 2012.

NOTE 2 – GOING CONCERN

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company include, obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses. Management is also in discussions to raise additional financing to allow them to begin marketing and selling their products, which it expects to occur in late 2014. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Emerging Growth Company Critical Accounting Policy Disclosure:

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. The JOBS Act contains provisions that relax certain requirements for "emerging growth companies". For as long as the Company is an emerging growth company, which may be for up to five years after the first sale of common equity securities pursuant to an effective registration statement under the Securities Act., unlike other public companies, the Company will not be required to: (i) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102 (b)(1) of the JOBS Act; (ii) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (iii) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; or (iv) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise.

As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

REVERSE STOCK-SPLITS:

On February 23, 2012 the Company effected a 1 for 500 reverse stock split, and on January 24, 2013, the Company effected a 1 for 50,000 reverse stock split, collectively referred to as the Stock Splits. Unless otherwise noted, all impacted amounts included in the financial statements and notes thereto have been retroactively adjusted for the Stock Splits. Unless otherwise noted, impacted amounts include shares of common stock authorized and outstanding, share issuances and cancellations, shares underlying preferred stock, convertible notes, warrants and stock options, shares reserved, conversion prices of convertible securities, exercise prices of warrants and options, and loss per share.

 CASH AND CASH EQUIVALENTS

Cash and cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less.

The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Under the fair value hierarchy there is a distinguishment between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

IMPAIRMENT OF LONG LIVED ASSETS:

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “ Accounting for the Impairment or Disposal of Long-Lived Assets ”. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the discounted value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or discounted future operating cash flows.

PREPAID EXPENSES

Prepaid expenses consist of services to be rendered from consultants and are amortized as over the period that services are rendered.

EARNINGS PER SHARE:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. For the periods presented, there were no potentially dilutive securities outstanding, therefore basic earnings per share equals diluted earnings per share. Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and exclude shares that would have an anti-dilutive effect. In accordance with ASC 260-10-45-19, the Company did not consider any potential common shares in the computation of diluted EPS as of March 31, 2014 and 2013, due to the loss from continuing operations, as they would have an anti-dilutive effect on EPS.

Share Based Payments:

The Company accounts for share based payments using a fair value based method whereby compensation cost is measured at the grant date based on the value of the services received and is recognized over the service period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued. In calculating this fair value, there are certain assumptions used such as the expected life of the option, risk-free interest rate, dividend yield, volatility and forfeiture rate. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Segment Reporting:

The Company has determined it has only one operating segment as of the periods presented.

INCOME TAXES

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets, resulting in no deferred tax assets or liabilities recognized as of March 31, 2013 or March 31, 2012.

The Company accounts for uncertain tax positions according to the provisions of ASC 740. ASC 740 contains a two-step approach for recognizing and measuring uncertain tax positions. Tax positions are evaluated for recognition by determining if the weight of available evidence indicates that it is probable that the position will be sustained on audit, including resolution of related appeals or litigation. Tax benefits are then measured as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

The Company’s open tax periods are 2009 through 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014 the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities. The Company has elected to early adopt this guidance, and therefore is no longer presenting the financial statements in accordance with ASU 915, with inception to date disclosures.

The Company is evaluating how to apply ASU 605, Revenues from Contracts with Customers, before its effective date, however, as the Company does not yet have revenue to recognize, it will not have an impact on current results of operations, financial position or cash flow.

NOTE 4 – ACQUISITION OF STEMTIDE INC.

On July 7, 2011, the Company had acquired 100% of the issued and outstanding shares of Stemtide Inc. in exchange for 50,000,000 shares of common stock of the Company, the assumption of certain outstanding liabilities, and contingent residual payments of 10% of the gross profits derived from the sale of Stemtide Inc.’s Age-Reversing Products. The 50,000,000 shares of common stock were issued upon consummation of the agreement. The principal asset of Stemtide Inc. that was acquired was the manufacturing and marketing rights to the Stemtide Age-Reversing Products, throughout the United States, licensed from an affiliate of the principal shareholders of InoLife. These licensing rights were valued at $627,000 based on the Company assuming $572,000 of accounts payable and issuing 50,000,000 shares of common stock valued at $55,000. The Company also issued 572 shares of its Series C Convertible Preferred Stock as securitization against the payment out of future revenues of the $572,000 accounts payable. There were no other assets acquired.

On March 31, 2012, during the annual impairment test, the Company evaluated the acquired Licensing Rights for financial impairment. Based on the Company’s evaluation of the recoverability of the licensing rights by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them, it was determined to impair the full value of the licensing rights of $627,000 due to the uncertainty of recovery.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended March 31, 2011, the Company issued 60 shares of its Series B Convertible Preferred Stock (“PS”) to officers of the Company in consideration of 40% of their 2012 fiscal year salaries. This amounted to $233,600 which was recorded in the prepaid expense line on the consolidated balance sheet. Approximately $20,000 and $214,000 of this amount was amortized to management services in the years ended March 31, 2013 and March 31, 2012, respectively. As of March 31, 2013 the prepaid expense has been fully amortized.

In July 2012 the Company created and restated the designation of the Series B Convertible Preferred shares, and on August 16, 2012, in connection with the new designation cancelled the 60 PS shares issued above in exchange for 292,000 shares of the new Series B Preferred Stock. Sharon Berthold converted 300 of her PS for 30,000,000 common shares on September 7, 2012.

On April 18, 2012, the Company entered into an agreement with Gary Berthold, who serves as chairman of the board of directors, president and chief executive officer of the Company, and with Sharon Berthold, who serves on our board of directors and as executive vice-president (collectively the “Officers”), to issue 60,000 (30,000,000 pre-split) common shares in satisfaction of $465,000 of accrued salaries owing to them under their employee contracts.

On July 25, 2012, Gary Berthold and Sharon Berhold were each issued one share of Class A Convertible Preferred Stock (the “Preferred A Stock”) and two and one billion shares of Common Stock, respectively. The Officers were issued the Preferred A Stock in connection with and as consideration for their agreements to continue as an officer and director for the Company. The certificate of designations for the Preferred A Stock provides that as a class it possesses a number of votes equal to two times the votes of capital stock outstanding of the Company that could be asserted in any matter put to a vote of the shareholders of the Company. This did not lead to a change of control, as the Officers continue to be majority owners.

On November 27, 2013, the Company issued 120,000 shares of its Preferred Class B stock to the Officers for past services rendered and for the cancelation of the three billion shares of common stock mentioned above.

On March 8, 2013 the Company issued 40,000,000 of its common stock to INOHEALTH Products, a party related through common ownership by Gary and Sharon Berthold., in connection with a licensing and marketing agreement originally dated July 2010. As the issuance was to a related party, it has been accounted for as a capital transaction, with the capital contribution of the license agreement offset by the capital distribution of the issuance of the shares.

During the year ended March 31, 2013, Sharon Berthold paid certain expenses on behalf of the Company in the amount of $64,161. This amount has been recorded as a loan payable – related party. Additional expenses on behalf of the Company were paid by Sharon Berthold during the year ended March 31, 2014, bringing the balance of the loan payable – related party as of March 31, 2014 to $78,958.

On November 29, 2013 Sharon Berthold resigned her position as Director, Executive Vice President and Secretary.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at March 31, 2014 and 2013:

	Due Date	Interest	March 31, 2014	March 31, 2013
E-Lionheart	2/3/2012	8%	203,960	203,960
Longside Ventures	various	various	269,267	269,267
Orchid	5/12/2012	0%	37,600	37,600
Taconic Group	9/18/2013	18%	--	--
Just Marketing	Demand	10%	40,000	-
New Opportunity Business Solutions	Demand	10%	-	27,500
Robin W. Hunt	Demand	10%	-	57,914
			550,827	600,131
Debt Discount			-	10,412
			550,827	589,719

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 18%. The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company’s common stock at fixed or variable conversion prices according to the contract.

The Company has evaluated their convertible notes for embedded derivative features and has determined that in several of the notes a derivative liability is necessary to recognize. These notes contain a conversion feature which include a “reset” provision, whereby the conversion rate would be reset should there be future equity sales at a price less than the conversion rate in effect at the time. Therefore, the conversion feature is required to be bifurcated and accounted for under derivative accounting, and remeasured each period end, with any changes in the fair value of the derivative to be recognized in income. All the notes which contained the reset provision were entered into during the year ended March 31, 2012. The original fair value of the derivative liability at inception totaled $456,719. During the year ended March 31, 2013 a change in fair value of $13,444, with the fair value of the derivative liability being determined to be $364,365 as of March 31, 2013. There was a reduction in the derivative liability of $137,344 due to the conversion of the related notes principal balances, which was recognized as a separate line item on the accompanying Statement of Operations. The fair value of the derivative liability as of March 31, 2014 has been determined to be $228,000. Derivative liabilities were valued using a probability based weighted-average Black-Scholes-Merton valuation with the following assumptions:

	March 31	March 31
	2014	2013
Risk-free interest rate	0.03%	0.03%
Expected volatility	100%	100%
Expected life (in years)	Remaining term	Remaining term
Expected dividend yield	0.00%	0.00%

The conversion features were evaluated for any beneficial aspect and it was determined that several of the notes contained beneficial conversion features, whereby the conversion rate was calculated at a discount to the market price. The beneficial conversion features recognized at inception during the year ended March 31, 2012 amounted to $234,000. The discount related to the beneficial conversion features as well as the discount arising from the derivative liability was amortized over the term of the related convertible debentures using the effective interest method, resulting in amortization of $10,412 and $174,646 during the years ended March 31, 2014 and 2013, respectively.

There were also several convertible debentures issued in the years ended March 31, 2014 and 2013, which were in exchange for existing loans or other debt of the Company under assignment agreements between the original noteholder and the new noteholder. All the new notes were fully converted soon after the exchange (except for Just Marketing, discussed below). The exchanges were evaluated for any gains or losses to be recognized upon extinguishment of the original debt, and it was determined there were no gains or losses to be recognized.

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

On July 23, 2013, the Company entered into a $40,000 convertible debenture with Just Marketing Group, Inc., which bears interest at 10%. The note is due on demand 120 days after issuance. The note is convertible, beginning 60 days after issuance, at a 50% discount to market price on date of conversion, or mutually agreed upon terms. The Company determined the conversion feature was not required to be bifurcated, as although the conversion terms were not fixed, we do not know what mutually agreed upon terms will be and if will not still qualify as indexed to the Company’s own stock. Therefore, the Company recognized a beneficial conversion feature in the amount of $20,000. The related debt discount was amortized over the 120 day period until demand, which has been considered the maturity date.

 At March 31, 2014 and 2013 the accrued interest on all notes is $41,403 and $54,770, respectively.

During the year ended March 31, 2014 and 2013, the Company issued an aggregate of 42,000,000and 34,638, shares of its common stock, respectively, to issuers pursuant to the original terms of the Convertible Debentures, representing the conversion of $53,580 and $68,699, respectively in principal and accrued interest.

NOTE 7 – COMMON & PREFERRED STOCK

Please see Note 5 for a discussion of common and Preferred Stock issued to related parties. As of March 31, 2014, all the Preferred Stock of the Company is held by the Officers.

Please see Note 6 for all share issuances upon conversions of convertible debentures.

On July 25, 2012, the Board of Directors voted and approved to set up a Stock Option Plan for the Issuer’s selected employees, directors (if applicable) and consultants as an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, to encourage such selected persons to remain in the employ of the Company, and to attract new employees. This plan seeks to achieve this purpose by providing for awards in the form of registered shares, restricted shares and options (which may constitute incentive stock options or non-statutory stock options), as well as the direct award or sale of shares of the Company’s common stock. Awards may be granted under this plan in reliance upon federal and state securities law exemptions. Shares offered under this plan shall be authorized but unissued shares, and shall not exceed two hundred million (200,000,000) shares of authorized common stock of the Company. Each award or sale of shares under the plan (other than upon exercise of an option) shall be evidenced by a stock purchase agreement between the offeree and the Company. The provisions of the various stock purchase agreements entered into under the plan need not be identical. No options have been issued under the Plan as of March 31, 2014.

On Oct 18, 2013 the Company increased the authorized shares from 250,000,000 to 400,000,000 shares.

During the year ended March 31, 2014 the Company issued 18,040,000 shares of its common stock for services to various consultants with a fair value of $1,918,379. The consulting expense recognized related to services already provided, or was issued as a signing bonus to various consultants agreeing to work with the Company. The fair value was determined using the market price of the Company’s stock on the date of issuance.

On May 1, 2013, INOL entered into an Exclusive Licensing Agreement with Green Dolphin Corp, whose President has agreed to become VP of Business Development. In connection with the license agreement the Company issued to Green Dolphin 1,200,000 common shares, with a fair value based on the market price of the shares of $264,000 (amount included in disclosure above). As the shares were issued to a company controlled by a consultant of the Company, and it is not known if the Company will ever actually distribute the products offered under the license agreement, the shares have been treated as additional compensation to the consultant.

During the year ended March 31, 2014 the Company issued 4,543 (post reverse stock split) shares of its common stock for services to various consultants with a fair value of $294,420. The fair value was determined using the market price of the Company’s stock on the date of issuance. The majority of the shares were issued at the commencement of the contract period (one year) and recognized as a prepayment upon issuance. $161,250 was expensed during the year, with $53,750 remaining as Prepaid Expenses at March 31, 2013.

NOTE 8 – WARRANTS AND OPTIONS

There are no warrants or options issued or outstanding to acquire any additional shares of common stock of the Company during the years ended March 31, 2014 and 2013.

NOTE 9 – INCOME TAXES

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at March 31:

	2014	2013
Deferred tax assets
NOL carryforwards	$3,462,900	$2,629,220

Valuation allowance	(3,462,900)	(2,629,220)
Net	-	-

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying financial statements. The valuation allowance increased $833,680 between the year ended March 31, 2014 and 2013.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $10,185,000, at March 31, 2014, which expire in varying amounts through 2033.

For the years ended March 31, 2014 and 2013, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	Percentage
	2014	2013
Tax statutory rate	(34.0)%	(34.0)%
Valuation allowance	34.0	34.0
Effective rate	0.0%	0.0%

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment agreements

On April 30, 2011, the Company entered into executive employment agreements with Gary Berthold and Sharon Berthold (each an “Employee” and collectively, the “Employees”). Under the terms of the executive employment agreements, Mr. Berthold has agreed to serve as our chairman of the board of directors, president and chief executive officer on an at-will basis and Mrs. Berthold has agreed to serve on our board of directors and as executive vice president on an at-will basis.

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

Litigation

The Company may be subject to various pending and threatened legal actions, which arise in the normal course of business. The Company's management believes that the impact of such litigation will not have a material adverse impact on its financial position or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Company issued 5,200,000 shares of Series B PS and 205,000,000 shares of common stock to Directors of the Company as signing bonuses.

Management has evaluated all activity of the Company through July 15, 2014 and concluded that no additional subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

NOTE 12 – Restatement of Previously Issued Financial Statements

 The Company’s previous audit firm relocated out of the United States and therefore the Company is not able to obtain their consent on the year ended March 31 2013. As a result, it became necessary for our new audit firm to perform a reaudit of the year ended March 31, 2013. In connection with the review of supporting documentation in the preparation for the reaudit, the Company indentified several errors in such financial statements as addressed in FASB ASC Topic 250, Accounting Changes and Error Corrections.

The Company is restating the financial statements for the year ended March 31, 2013 and 2012. (Although the accompanying financial statements do not present the year ended March 31, 2012, the Company is including this period in this disclosure as it impacts the beginning balances of the year ended March 31, 2013. The Company plans to file an amended 10K as soon as possible after this filing.)

The Company identified certain errors as follows:

•

In connection with several of the Convertible Notes payable entered into during the year ended March 31, 2012, the embedded derivative was not appropriately evaluated and certain “reset” provisions was not properly bifurcated and accounted for under derivative accounting. The derivative liability connected to these Convertible Notes Payable amounted to $456,719 at inception, with a change to the derivative fair value of $77,788 for the year ended March 31, 2012 and $13,444 for the year ended March 31, 2013.

•

In connection with several of the Convertible Notes payable entered into during the year ended March 31, 2012, the conversion feature was not appropriately evaluated to recognize a beneficial conversion feature upon issuance. The beneficial conversion features amounted to $234,000 at inception, with $148,500 of the resulting debt discount being amortized during the year ended March 31, 2012 and $85,500 amortized during March 31, 2013.

•

As noted in Note 6, on April 18, 2012, the Company issued 30,000,000 common shares in satisfaction of $465,000 of accrued compensation to Gary and Sharon Berthold. The amount was incorrectly recognized as $226,500 in APIC. Additionally, in connection with a swap of Preferred Stock, $71,700 was incorrectly recognized in APIC.

•

During the year ended March 31, 2013, certain shares issued in connection with a consulting agreement were incorrectly valued at $1,000 based on the par value of the shares. The corrected fair value of the shares issued for services was $90,000, based on the market price of the shares. Additionally, one consulting agreement was omitted in error.

•

In connection with the acquisition of Stemtide (Note 4), 572 Series C Preferred Shares were issued as securitization for the future payment of the accounts payable of Stemtide assumed in the acquisition. These shares were incorrectly accounted for as if issued in satisfaction of the accounts payable

•

During the year ended March 31, 2013 the Company extinguished several Convertible Debentures, in the amount of $550,845 including accrued interest, without formal agreements for the forgiveness of debt.

INOLIFE TECHNOLOGIES, INC.

Consolidated Balance Sheet

March 31,
2013

ASSETS
Current Assets
Cash and cash equivalents	$-
Prepaid Expenses	53,750

Total Current Assets	53,750

TOTAL ASSETS	$53,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$133,176
Accrued management fees, related party	420,733
Accrued consulting fees	-
Accrued employer taxes	14,212
Accrued interest	9,757
Convertible notes payable	139,711
Derivative Liability	-
Note payable, related party	64,161
Total Current Liabilities	781,750

TOTAL LIABILITIES	781,750

COMMITMENTS AND CONTINGENCIES

Preferred stock:	2
Preferred Stock - Series C	6
Common stock:	400
Shares held in escrow
Additional paid in capital	5,479,159
Accumulated deficit	(6,207,567)
Total Stockholders' Deficit	(728,000)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$53,750

INOLIFE TECHNOLOGIES, INC.

Consolidated Statements of Operations

March 31,
2013

Revenues	$-

Operating Expenses
Professional fees	1,526,145
Selling, general and administrative expense	81,079
Total operating expenses	1,607,224

Net loss from operations	(1,607,224)

Other income (expense)
Interest expense	(59,753)
Gain on debt forgiveness	689,762
Change in fair value of derivative	0
630,009
Loss before provision for taxes	(977,215)

Provision for income taxes	-

Net loss	$(977,215)

Basic and diluted loss per share	$(0.25)

Weighted average number of
shares outstanding	3,988,123

