Form 10-Q
period 2013-12-31
INOLIFE TECHNOLOGIES, INC.
filed 2014-08-14
CIK 1297965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2014 the shares outstanding of the registrant’s common stock is 470,319,652.

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31,	March 31,
	2013	2013

ASSETS
Current Assets
Cash and cash equivalents	$143	-
Prepaid Expenses		53,750
Total Current Assets	143	53,750
TOTAL ASSETS	$143	53,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$787,675	766,640
Accrued management fees, related party	790,800	372,085
Accrued consulting fees	40,200	62,500
Accrued employer taxes	95,513	84,442
Accrued interest	178,112	146,543
Convertible notes payable	581,555	585,830
Derivative Liability	228,000	365,344
Note payable, related party	78,958	64,161
Total Current Liabilities	2,780,813	2,447,545
TOTAL LIABILITIES	2,780,813	2,447,545

Commitments and Contingencies

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value 132,204 and 213,322 issued and outstanding, respectively	2	2
Preferred Stock - Series C, par value $0.01 per share, 572 and 572 issued and outstanding, respectively	6	6
Common stock: 5,000,000,000 authorized; $0.00001 par value 232,080,492 and 40,040,492 issued and outstanding, respectively	185	400
Additional paid in capital	7,273,326	5,338,645
Accumulated deficit	(10,054,189)	(7,732,848)
Total Stockholders' Deficit	(2,780,670)	(2,393,795)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$143	53,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
		(Restated)		(Restated)

Revenues	$-	$-	-	$-

Operating Expenses
Professional fees	30,993	242,845	1,955,895	415,947
Management expenses	122,174	146,000	414,174	592,835
Selling, general and administrative expense	8,541	23,986	46,293	65,582
Total operating expenses	161,708	412,831	2,416,362	1,074,364

Net loss from operations	(161,708)	(412,831)	(2,416,362)	(1,074,364)

Other income (expense)
Interest expense	(9,465)	(72,094)	(68,291)	(177,241)
Gain on debt forgiveness	0	-	11,757	-
Other Income	0	-	14,211	-
Change in fair value of derivative	-	-	137,344	27,479
	(9,465)	(72,094)	95,021	(149,762)
Loss before provision for taxes	(171,173)	(484,925)	(2,321,341)	(1,224,126)

Provision for income taxes	-	-	-	-
Net loss	$(171,173)	$(484,925)	$(2,321,341)	$(1,224,126)

Basic and diluted loss per share	$(0.00)	$(217.14)	$(0.01)	$(1,451.74)

Weighted average number of shares outstanding	208,449,642	2,233	217,639,067	843

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months ended December 31, 2013	9 months ended December 31, 2012
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,321,341)	$(1,224,126)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative	(137,344)	(27,479)
Gain on debt forgiveness	(11,757)	-
Common stock issued for services	1,845,922	582,417
Preferred stock issued for services	-	-
Beneficial conversion feature related to issuance of convertible debentures	20,000	-
Amortization of debt discount	-	142,110

Changes in assets and liabilities:
(Increase) Decrease in prepaid expense	53,750	(83,590)
Increase (Decrease) in accounts payable	37,061	182,234
Increase(Decrease) in accrued liabilities	48,771	50,000
Increase(Decrease) in Management fess	418,715	274,733
Increase(Decrease) in note payable to related parties	14,797	40,359
Increase(Decrease) in accrued interest	31,569	35,132
Net Cash Used in Operating Activities	$143	$(28,210)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES :
Net Cash Used in Investing Activities	-	-

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
Net Cash Provided by (Used for) Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	143	(28,210)
CASH AT BEGINNING OF PERIOD	-	28,210
CASH AT END OF PERIOD	$143	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for interest	-	-
Cash Paid for taxes	-	-
Common Stock issued for services	1,845,922	582,417
Common Stock issued upon conversion	54,000	62,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(UNAUDITED)

NOTE 1 - THE COMPANY

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. Events occurring subsequent to December 31, 2013 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and nine months ended December 31, 2013.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2014.

The condensed consolidated balance sheet at March 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes that all adjustments necessary for a fair statement of the results of the three and nine months ended December 31, 2013 and 2012 have been made.

Significant Accounting Policies:

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

Fair Value Measurements:

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair value of financial instruments is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

The carrying amount of cash and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

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

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and exclude shares that would have an anti-dilutive effect. The Company did not consider any potential common shares in the computation of diluted EPS as of December 31, 2013 and 2012, due to the loss from operations, as they would have an anti-dilutive effect on EPS.

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

 Segment Reporting

 The Company has determined it has only one operating segment as of the periods presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets, resulting in no deferred tax assets or liabilities recognized as of December 31, 2013 and 2012.

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

Recently Issued Accounting Pronouncements:

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

NOTE 3 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at December 31, 2013 and March 31, 2013:

	Due Date	Interest	December 31, 2013	March 31, 2013

E-Lionheart	2/3/2012	8%	203,960	203,960
Longside Ventures	various	various	269,267	269,267
Orchid	5/12/2012	0%	37,600	37,600
Just Marketing	Demand	10%	40,000	-
New Opportunity Business Solutions	Demand	10%	17,020	27,500
Robin W. Hunt	Demand	10%	13,708	57,914
			581,555	600,131
Debt Discount			-	10,412
			581,555	589,719

The Company has evaluated their convertible notes for embedded derivative features and has determined that in several of the notes a derivative liability is necessary to recognize. These notes contain a conversion feature which includes a “reset” provision, whereby the conversion rate would be reset should there be future equity sales at a price less than the conversion rate in effect at the time. Therefore, the conversion feature is required to be bifurcated and accounted for under derivative accounting, and remeasured each period end, with any changes in the fair value of the derivative to be recognized in income. All the notes which contained the reset provision were entered into during the year ended March 31, 2012. The original fair value of the derivative liability at inception totaled $456,719. During the nine months ended December 31, 2013 and 2012, a change in fair value of $137,344 and $27,479, respectively, was recognized. There was no change in fair value in the three months ended December 31, 2013 and 2012. During the three months ended June 30, 2013 there was a reduction in the derivative liability of $137,344 due to the reduction of the related notes principal balances, which was recognized as a separate line item on the accompanying Statement of Operations. The fair value of the derivative liability as of both December 31, 2013 and March 31, 2013, has been determined to be $228,000. Derivative liabilities were valued using a probability based weighted-average Black-Scholes-Merton valuation with the following assumptions:

	December 31	March 31
	2013	2013
Risk-free interest rate	0.03%	0.03%
Expected volatility	100%	100%
Expected life (in years)	Remaining term	Remaining term
Expected dividend yield	0.00%	0.00%

The conversion features were evaluated for any beneficial aspect and it was determined that several of the notes contained beneficial conversion features, whereby the conversion rate was calculated at a discount to the market price. The beneficial conversion features recognized at inception during the year ended March 31, 2012 amounted to $234,000. The discount related to the beneficial conversion features as well as the discount arising from the derivative liability was amortized over the term of the related convertible debentures using the effective interest method, resulting in amortization of approximately $10,000, $10,000, and $33,400 and $142,000 during the three and nine months ended December 31, 2013 and 2012, respectively.

On July 23, 2013, the Company entered into a $40,000 convertible debenture with Just Marketing,Group, Inc., which bears interest at 10%. The note is due on demand 120 days after issuance. The note is convertible, beginning 60 days after issuance, at a 50% discount to market price on date of conversion, or mutually agreed upon terms. The Company determined the conversion feature was not required to be bifurcated, as although the conversion terms were not fixed, we do not know what mutually agreed upon terms will be and if will not still qualify as indexed to the Company’s own stock. Therefore, the Company recognized a beneficial conversion feature in the amount of $20,000. The related debt discount was amortized over the 120 day period until demand, which has been considered the maturity date.

 At December 31, 2013 and March 31, 2013 the accrued interest on all notes is $83,750 and $63,000, respectively.

During the three and nine months ended December 31, 2013, the Company issued an aggregate of 10,000,000 and 42,000,000, shares of its common stock, respectively, to issuers pursuant to the original terms of the Convertible Debentures, representing the conversion of $10,000 and $54,000, respectively in principal and accrued interest.

NOTE 4 - RELATED PARTY TRANSACTIONS

On November 27, 2012, the Company issued 120,000 shares of its Preferred Class B stock with a fair value of $300,000 to the Officers for past services rendered and for the cancelation of the three billion shares of common stock which had been previously issued in July 2012 for services.

On November 29, 2013 Sharon Berthold resigned her position as Director, Executive Vice President and Secretary.

NOTE 5 - COMMON AND PREFERRED STOCK

Please see Note 3 for all share issuances upon conversions of convertible debentures.

Please see Note 4 for a discussion of common and Preferred Stock issued to related parties. As of December 31, 2013, all the Preferred Stock of the Company is held by the Officers.

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

During the nine months ended December 31, 2013 the Company issued 18,040,000 shares of its common stock for services to various consultants with a fair value of $1,845,922. The fair value was determined using the market price of the Company’s stock on the date of issuance. There were no shares of common stock issued for services during the three months ended December 31, 2013.

NOTE 6 - FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital at December 31, 2013. Due to the limited operating history and limited operations, the Company will require additional working capital to survive. If the funds the Company has are not sufficient, it will also consider bank loans and additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or will be available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be able to continue as a going concern.

NOTE 7 - RESTATEMENT

As noted previously, the Company filed the interim consolidated financial statements without review by an independent public accountant. Additionally the Company did not have a permanent CFO or accounting personnel. As the accompanying consolidated financial statements were prepared for review and this amended filing, it was noted that there were several clerical errors, and the financial statements as originally filed did not agree to the Company’s accounting records. Therefore, a portion of the restatement cannot be identified as due to certain transactions which were incorrectly recognized in the original financial statements. A majority of the difference between the financial statements as originally filed and included herein can be attributed to previous period’s restatements, as disclosed in the Form 10K for the years ended March 31, 2014 and 2013, and their impact going forward. These restatement entries have been identified below, with the remaining differences attributed to clerical error.

The Company identified errors are as follows:

Through March 31, 2013

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

•

In connection with several of the Convertible Notes payable entered into during the year ended March 31, 2012, the conversion feature was not appropriately evaluated to recognize a beneficial conversion feature upon issuance. The beneficial conversion features amounted to $234,000 at inception, with $$148,500 of the resulting debt discount being amortized during the year ended March 31, 2012 and $85,500 amortized during March 31, 2013.

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

•

In connection with the acquisition of Stemtide, 572 Series C Preferred Shares were issued as securitization for the future payment of the accounts payable of Stemtide assumed in the acquisition. These shares were incorrectly accounted for as if issued in satisfaction of the accounts payable

•

During the year ended March 31, 2013 the Company extinguished several Convertible Debentures, in the amount of $550,845 including accrued interest, without formal agreements for the forgiveness of debt.

Through December 31, 2013

•	Certain shares issued to consultants and directors were incorrectly valued at par, and have been restated to recognize the fair value of the shares issued.

•	The derivative liability (which had not been recognized on the original financial statements) was remeasured as of the end of the period, with the change in fair value recognized in earnings.

•

During the six months ended September 30, 2013 the Company extinguished several Convertible Debentures and accounts payable, in the amount of approximately $333,000 including accrued interest, without formal agreements for the forgiveness of debt. These amounts were reinstated, with interest for the six months ending September 30, 2013 being properly accrued.

•

As noted in Note 4, 3 billion common shares issued to the officers of the Company were cancelled in November 2012. However the cancellation was recognized in the fourth quarter of fiscal 2013. They have been properly recognized in the correct period in the restated financial statements.

INOLIFE TECHNOLOGIES, INC.
Consolidated Statements of Operations

	December 31, 2012 As Originally Reported	Deriviative Liability - Change in Fair Value	Amortization of Discount related to derivative	Amortization of Debt Discount	Consulting agreements	Cancellation of shares to Officers	Miscellaneous adjustments	December 31, 2012 As Restated

Revenues	$-							-

Operating Expenses
Professional fees	9,978,872				50,000	(9,000,000)	(612,925)	415,947
Managment expenses							592,835	592,835
Selling, general and administrative expense	69,226						(3,643)	65,582
Total operating expenses	10,048,098							1,074,364

Net loss from operations	(10,048,098)							(1,074,364)

Other income (expense)
Interest expense	(39,515)		(56,610)	(85,500)			4,383	(177,242)
Gain on debt forgiveness	-							-
Miscellaneous expense	-							-
Change in fair value of derivative	-	27,479						27,479
	(39,515)							(149,763)
Loss before provision for taxes	(10,087,613)							(1,224,127)

Provision for income taxes	-							-

Net loss	$(10,087,613)							(1,224,127)

Basic and diluted loss per share	$(11,963)							(1,452)

Weighted average number of
shares outstanding	843							843

NOTE 8 - SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through August 14, 2014 (the issue date of the financial statements) and concluded that the following additional subsequent events have occurred that require recognition in the financial statements or disclosure in the notes to financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: No Assurances Intended

In addition to historical information, this report contains forward-looking statements, which are generally identifiable by use of the words" believes," "expects," "intends," "anticipates," "plans to," "estimates," ''projects," or similar expressions. These forward-looking statements represent Management's belief as to the future of the Company. Whether those beliefs become reality will depend on many factors that are not under management's control. Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Results of Operations

Due to our continued lack of funds, our operations are very limited. As a result, we realized no revenue during the period ended December 31, 2013.

The largest expenses during the nine months ended December 31, 2013 and 2012 were for professional fees. The expense related to professional fees was approximately $153,000 and $2,370,000 for the three and nine months ended December 31, 2013, respectively. Included in the professional fees for the three and nine months ended December 31, 2012, the executive officers received 3 billion shares in July, 2012 with a fair value of $9,000,000, for management services. These shares were subsequently cancelled in the third quarter of 2013, the expense reversed, and replaced with 120 preferred shares with a fair value of $300,000 issued in the fourth quarter of 2013. Without the impact of the 3 billion shares, the expense related to professional fees was approximately $376,000 and $959,000 for the three and nine months ended December 31, 2012, respectively.

The majority of the consultants are being paid through the issuance of common stock. Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions.  The additional consultant expense for the period ending December 31, 2013 as compared to December 31, 2012, was for shares issued to consultants as signing bonuses for agreeing to serve in executive and director positions with the Company going forward, as well as increased legal fees.  The common stock was issued at the markets closing price on the day of issuance.

We realized a net loss of approximately $171,000 and $2,321,000 for the three and nine months ended December 31, 2013, compared to net loss of approximately $484,952 and a net loss of $1,224,126 for the three and nine months ended December 31, 2012. The three month net income reflects the cancellation of $9,000,000 of shares issued to the Officers, and the reversal of the related management services as discussed above.

Liquidity and Capital Resources

At December 31, 2013 we have a cash position of $143. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors. As a result, through December 31, 2013, we had used all of our funds for our operations.

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

Plan of Operation

lnoLife Technologies, Inc. is organized to develop and market Skin Care and DNA Testing products within the US. The Company's mission is to aggressively identify, manufacture and market innovative and affordable healthcare products and services directly to the marketplace. By targeting cutting-edge DNA-based testing and reporting methodologies, the company is able to significantly benefit the health and wellness needs of both individuals and their healthcare providers.

InoLife will be focusing primarily in two areas that leverage the Company's strong relationships with certified laboratories for all natural organic compounds and DNA based predisposition test platforms. The two areas will be:

1.	Skincare Division that will develop and market a complete line of all natural skincare products for men and women with Proprietary Anti-Aging beneficial properties.

2.	Healthcare Division that will encompass lnoLife's Genetic Test Platforms and DNA predisposition products for certain diseases for the professional medical industry.

InoLife's Skincare Division, will utilize a patented compound to formulate a unique cream with Anti-Aging properties for both men and women. In addition, there will also be multiple other products the Company plans to develop over the next 12 months that will include all natural sunscreens; facial moisturizers and scrubs; and effective all natural formulations for the treatment of acne.

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

lnoLife is committed to our shareholders to increase the fundamental value of the Company's stock. The key to the success of each of these divisions is investment and key personnel. Management is currently in discussions with interested investment groups to help fund the Company's development and marketing initiatives. lnoLife is already in the process of bringing on board the right management talent to make this all happen.

Our Independent Auditors have expressed substantial doubt about our ability to continue as a going concern.

As we don't have enough cash on hand to pay our expenses for the next 12 months of operations, our independent auditors have included a "going concern" qualification in their audit report. The Company will have to continue to raise funds to continue to operate.

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

Because we have a limited operating history to evaluate our company and are implementing a new business model, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a new company.

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

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of December 31, 2013, our directors and executive officers as a whole, beneficially own approximately 92,120,044 shares of our common stock, and all of our Preferred Stock. The above-described significant stockholders will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to small business issuers

Item 4. Controls and Procedures.

Management's Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending December 31, 2013, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Inolife Technologies, Inc. v. Sharon P. Berthold, 14 CVS 3156-Forsyth County, North Carolina:

This is an action against a former officer of the Company.  Counsel for Inolife believes that the litigation has no material detrimental effect to the Company’s financial situation.

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

Item lA. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended December 31, 2013, the Company issued an aggregate of 42,000,000 shares of its common stock, to note holders pursuant to the original terms of the Convertible Debentures.

During the period ended December 31, 2013 the Company issued 19,240,000 shares of its common stock for services to various consultants.

Item 3.Defaults upon Senior Securities.

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

INOLIFE TECHNOLOGIES, INC.

Dated: August 13, 2014	By	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 13, 2014	By	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

