Form 10-Q/A
period 2013-09-30
INOLIFE TECHNOLOGIES, INC.
filed 2014-08-18
CIK 1297965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________to________

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

As of August 8, 2014, the shares outstanding of the registrant’s common stock are 470,319,652.

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Table of Contents		2

Explanatory Note		3

Item 1.	Condensed Consolidated Financial Statements.	4

	Condensed Consolidated Balance Sheets for the periods ending September 30, 2013 (unaudited)(restated) and March 31, 2013 (restated).	4

	Condensed Consolidated Statements of Operations for the three and six month periods ending September 30, 2013 (unaudited) (restated) and September 30, 2012 (unaudited) (restated).	5

	Condensed Consolidated Statements of Cash Flows for the six month periods ending September 30, 2013 (unaudited) (restated) and September 30, 2012 (unaudited) (restated).	6

	Notes to Condensed Consolidated Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	19

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	Mine Safety Disclosure.	20
Item 5.	Other Information.	20
Item 6.	Exhibits.	21

Signatures		22

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of InoLife Technologies, Inc., or “the Company”, for the quarter ended September 30, 2013, as originally filed with the Securities and Exchange Commission, or “the SEC”, on January 9, 2014, and as amended on May 19, 2014 . We refer to the quarterly report on Form 10-Q that was filed on January 9, 2014 as “the original filing”. Contrary to the rules of the SEC, the Company’s consolidated financial statements included in the original filing were not reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. This amendment is being filed to include consolidated financial statements which comply with the rules of the SEC, and have been reviewed by the Company’s independent audit firm.

This amended report does not reflect any other events occurring after the original filing.

PART I – FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	September 30,	March 31,
	2013	2013
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$5,000	-
Prepaid Expenses		53,750

Total Current Assets	5,000	53,750

TOTAL ASSETS	$5,000	53,750

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$787,675	766,640
Accrued management fees, related party	664,085	372,085
Accrued consulting fees	27,700	62,500
Accrued employer taxes	95,513	84,442
Accrued interest	168,647	146,543
Convertible notes payable	591,335	585,830
Derivative Liability	228,000	365,344
Note payable, related party	78,958	64,161
Total Current Liabilities	2,641,913	2,447,545

TOTAL LIABILITIES	2,641,913	2,447,545

Commitments and Contingencies

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value
132,774 and 213,322 issued and outstanding, respectively	2	2
Preferred Stock - Series C, par value $0.01 per share,
572 and 572 issued and outstanding, respectively	6	6
Common stock: 5,000,000,000 authorized; $0.00001 par value
220,080,492 and 40,040,492 issued and outstanding, respectively	1,485	400
Additional paid in capital	7,244,610	5,338,645
Accumulated deficit	(9,883,016)	(7,732,848)
Total Stockholders' Deficit	(2,636,913)	4,859,551

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,000	7,307,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Three months ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues	$-	$-	-	$-

Operating Expenses
Professional fees	24,095	147,458	1,924,902	173,102
Management expenses	146,000	9,200,868	292,000	9,446,835
Selling, general and administrative expense	8,282	17,543	37,751	41,595
Total operating expenses	178,377	9,365,869	2,254,653	9,661,532

Net loss from operations	(178,377)	(9,365,869)	(2,254,653)	(9,661,532)

Other income (expense)
Interest expense	(35,902)	(47,957)	(58,827)	(105,148)
Gain on debt forgiveness	-	-	11,757	-
Other Income	14,211	-	14,211	-
Change in fair value of derivative	-	27,479	137,344	27,479
	(21,691)	(20,478)	104,485	(77,669)
Loss before provision for taxes	(200,068)	(9,386,347)	(2,150,168)	(9,739,201)

Provision for income taxes	-	-	-	-

Net loss	$(200,068)	$(9,386,347)	$(2,150,168)	$(9,739,201)

Basic and diluted loss per share	$(0.00)	$(6,020.39)	$(0.01)	$(21,405.91)

Weighted average number of
shares outstanding	158,367,451	1,559	165,008,930	455

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE Technologies, Inc.

Consolidated Statements of Cash Flows

	6 months ended September 30, 2013	6 months ended September 30, 2012
	(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,150,168)	$(9,739,201)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative	(137,344)	(27,479)
Gain on debt forgiveness	(11,757)	-
Common stock issued in exchange for services	1,845,922	9,582,417
Amortization of debt discount	-	81,698
Beneficial conversion feature related to issuance of convertible debentures	20,000	-

Changes in assets and liabilities:
(Increase) Decrease in prepaid expense	53,750	(137,340)
Increase (Decrease) in accounts payable	19,425	(16,210)
Increase(Decrease) in accrued liabilities	36,270	37,500
Increase(Decrease) in Management fess	292,000	143,210
Increase(Decrease) in note payable to related parties	14,798	22,650
Increase(Decrease) in accrued interest	22,104	24,545

Net Cash Used in Operating Activities	$5,000	$(28,210)

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES :

Net Cash Used in Investing Activities	-	-

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

Net Cash Provided by (Used for) Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	5,000	(28,210)
CASH AT BEGINNING OF PERIOD	-	28,210
CASH AT END OF PERIOD	$5,000	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for interest	-	-
Cash Paid for taxes	-	-

Common Stock issued for services	1,845,922	9,582,417
Common Stock issued upon conversion	44,000	62,300

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. Events occurring subsequent to September 30, 2013 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and six months ended September 30, 2013.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes concerning the year ended March 31, 2013, which are included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2014.

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

Management believes that all adjustments necessary for a fair statement of the results of the three and six months ended September 30, 2013 and 2012 have been made.

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

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and exclude shares that would have an anti-dilutive effect. The Company did not consider any potential common shares in the computation of diluted EPS as of September 30, 2013 and 2012, due to the loss from continuing operations, as they would have an anti-dilutive effect on EPS.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets, resulting in no deferred tax assets or liabilities recognized as of September 30, 2013 or September 30, 2012.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at September 30, 2013 and March 31, 2013:

	Due Date	Interest	September 30, 2013	March 31, 2013

E-Lionheart	2/3/2012	8%	203,960	203,960
Longside Ventures	various	various	269,267	269,267
Orchid	5/12/2012	0%	37,600	37,600
Just Marketing	Demand	10%	40,000	-
New Opportunity Business Solutions	Demand	10%	26,800	27,500
Robin W. Hunt	Demand	10%	13,707	57,915
			591,334	596,242
Debt Discount			-	10,412
			591,334	585,830

The Company has evaluated their convertible notes for embedded derivative features and has determined that in several of the notes a derivative liability is necessary to recognize. These notes contain a conversion feature which includes a “reset” provision, whereby the conversion rate would be reset should there be future equity sales at a price less than the conversion rate in effect at the time. Therefore, the conversion feature is required to be bifurcated and accounted for under derivative accounting, and remeasured each period end, with any changes in the fair value of the derivative to be recognized in income. All the notes which contained the reset provision were entered into during the year ended March 31, 2012. The original fair value of the derivative liability at inception totaled $456,719. During the six months ended September 30, 2013 and 2012, a change in fair value of $137,344 and $27,479, respectively, was recognized. There was no change in fair value in the three months ended December 31, 2013 and a $27,479 change in fair value in the three months ended September 30, 2012. . During the three months ended June 30, 2013 there was a reduction in the derivative liability of $137,344 due to the reduction of the related notes principal balances, which was recognized as a separate line item on the accompanying Statement of Operations. The fair value of the derivative liability as of both September 30, 2013 and March 31, 2013, , has been determined to be $228,000. Derivative liabilities were valued using a probability based weighted-average Black-Scholes-Merton valuation with the following assumptions:

	September 30,	March 31,
	2013	2013
Risk-free interest rate	0.03%	0.03%
Expected volatility	100%	100%
Expected life (in years)	Remaining term	Remaining term
Expected dividend yield	0.00%	0.00%

The conversion features were evaluated for any beneficial aspect and it was determined that several of the notes contained beneficial conversion features, whereby the conversion rate was calculated at a discount to the market price. The beneficial conversion features recognized at inception during the year ended March 31, 2012 amounted to $234,000. The discount related to the beneficial conversion features as well as the discount arising from the derivative liability was amortized over the term of the related convertible debentures using the effective interest method, resulting in amortization of approximately $10,000, and $109,000 during the six months ended September 30, 2013 and 2012, respectively.

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

 At September 30, 2013 and March 31, 2013 the accrued interest on all notes is $74,300 and $63,000, respectively.

During the three and six months ended September 30, 2013, the Company issued an aggregate of 8,000,000 and 32,000,000, shares of its common stock, respectively, to note holders pursuant to the original terms of the Convertible Debentures, representing the conversion of $16,000 and $44,000, respectively in principal and accrued interest.

NOTE 4 – RELATED PARTY TRANSACTIONS

During July 2012 the Company issued three billion shares of common stock to its Officers for past services rendered with a fair value of $9,000,000, based on the market price of the stock on the date granted. These shares were subsequently cancelled on November 27, 2012 and replaced by 120,000 shares of preferred stock with a fair value of $300,000.

NOTE 5 – COMMON AND PREFERRED STOCK

Please see Note 3 for all share issuances upon conversions of convertible debentures.

Please see Note 4 for a discussion of common and Preferred Stock issued to related parties. As of September 30, 2013, all the Preferred Stock of the Company is held by the Officers.

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

During the three and six months ended September 30, 2013 the Company issued 260,000 and 18,040,000 shares of its common stock for services to various consultants with a fair value of $1,845,922. The fair value was determined using the market price of the Company’s stock on the date of issuance.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital as of September 30, 2013. Due to the limited operating history and limited operations, the Company will require additional working capital to survive. If the funds the Company has are not sufficient, it will also consider bank loans and additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be able to continue as a going concern.

NOTE 7 – RESTATEMENT

As noted previously, the Company filed the interim consolidated financial statements without review by an independent public accountant. Additionally the Company did not have a permanent CFO or accounting personnel. As the accompanying consolidated financial statements were prepared for review in this amended filing, it was noted that there were several clerical errors, and the financial statements as originally filed did not agree to the Company’s accounting records. Therefore, a portion of the restatement cannot be identified as due to certain transactions which were incorrectly recognized in the original financial statements. A majority of the difference between the financial statements as originally filed and included herein can be attributed to previous period’s restatements, as disclosed in the Form 10K for the years ended March 31, 2014 and 2013, and their impact going forward. These restatement entries have been identified below, with the remaining differences attributed to clerical error.

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

Through September 3, 2013

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

INOLIFE TECHNOLOGIES, INC.

Balance Sheets

	September 30, 2013 As originally reported	Derivative Liability at Inception	Deriviative Liability - Change in Fair Value - March 31, 2013	Amortization of Discount related to derivative - March 31, 2013	BCF at Inception	BCF Amortization during 2012	BCF Amortization during 2013	Shares issued to Officers for compensation	Consulting agreements March 31, 2013	PS Series B 2012	Extinguishment of Debt March 31, 2013	Miscellaneous adjustments as of March 31, 2013	Deriviative Liability - Change in Fair Value - June 30, 2013	Extinguishment of Debt September 30, 2013	Interest on Notes Payable reinstated	Consulting agreements	Clerical errors	September 30, 2013 As Restated

									ASSETS
Current Assets
Cash and cash equivalents	$5,000																	$5,000
Prepaid Expenses	-																	-

Total Current Assets	5,000																	5,000

TOTAL ASSETS	$5,000																	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$-									572,000		61,465		59,944			94,266	$787,675
Accrued management fees, related party	593,857							(48,648)									118,876	664,085
Accrued consulting fees	-								62,500							(40,000)	5,200	27,700
Accrued employer taxes	214,389							70,230									(189,106)	95,513
Accrued interest	756										136,786				31,105			168,647
Convertible notes payable	-	(159,292)		148,881	(234,000)	148,500	85,500				456,530			145,216				591,335
Derivative Liability	-	456,719	(91,375)										(137,344)					228,000
Note payable, related party	-													78,958				78,959
Total Current Liabilities	809,002																	2,641,913

TOTAL LIABILITIES	809,002																	2,641,913

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit
Preferred stock:			-
Preferred Stock - Series B	2																	2
Preferred Stock - Series C	6																	6
Common stock:	2,883																(2,772)	1,485
Shares held in escrow	-																	-
Additional paid in capital	6,614,298	180,186			234,000			(71,700)	89,000	(572,000)				49,000		749,350	(26,150)	7,244,610
Accumulated deficit	(7,421,191)	(477,613)	91,375	(148,881)		(148,500)	(85,500)	50,118	(151,500)		(593,316)	(61,465)	137,344	(333,118)	(31,105)	(709,350)	(315)	(9,883,016)
Total Stockholders' Deficit	(804,002)																	(2,636,913)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,000																	$5,000
Total Stockholders' Deficit

INOLIFE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	September 30,	Deriviative Liability - Change	Amortization of Discount related	Consulting	Miscellaneous	September 30,
	2012	in Fair Value	to derivative	agreements	adjustments	2012
	As originally reported					As Restated
Revenues	$-					-

Operating Expenses
Professional fees	9,602,526			37,500	(9,466,924)	173,102
Managment expenses					9,446,835	9,446,835
Selling, general and administrative expense	45,240				(3,644)	41,595
Total operating expenses	9,647,766					9,661,532

Net loss from operations	(9,647,766)					(9,661,532)

Other income (expense)
Interest expense	(27,833)		(36,698)		(40,617)	(105,148)
Gain on debt forgiveness	-					-
Miscellaneous expense	-					-
Change in fair value of derivative	-	27,479				27,479
	(27,833)					(77,669)
Loss before provision for taxes	(9,675,599)					(9,739,201)

Provision for income taxes	-					-

Net loss	$(9,675,599)					(9,739,201)

Basic and diluted loss per share	$(21,266)					(21,406)

Weighted average number of shares outstanding	455					455

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through January 9, 2014 (the original issue date of the financial statements) and concluded that the following additional subsequent events have occurred that require recognition in the financial statements or disclosure in the notes to financial statements.

On November 29, 2013 Sharon Berthold resigned her positions as Executive Vice President, Director and Secretary.

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

This Amendment No. 2 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q of InoLife Technologies, Inc., or “the Company”, for the quarter ended September 30, 2013, as originally filed with the Securities and Exchange Commission, or “the SEC”, on January 9, 2014, and as amended on May 19, 2014 . We refer to the quarterly report on Form 10-Q that was filed on January 9, 2014 as “the original filing”. Contrary to the rules of the SEC, the Company’s consolidated financial statements included in the original filing were not reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. This amendment is being filed to include consolidated financial statements which comply with the rules of the SEC, and have been reviewed by the Company’s independent audit firm.

This amended report does not reflect any other events occurring after the original filing.

Results of Operations

Due to our continued lack of funds, our operations are very limited. As a result, we realized no revenue during the period ended September 30, 2013.

The largest expenses during the six months ended September 30, 2013 and 2012 were for professional fees. The expense related to professional fees was approximately $170,000 and $2,217,000 for the three and six months ended September 30, 2013, respectively. The expense related to professional fees was approximately $9,311,000 and $9,580,000 for the three and six months ended September 30, 2012, respectively. Included in the professional fees, the executive officers received 3 billion shares in July, 2012 with a fair value of $9,000,000, for management services. These shares were subsequently cancelled in the third quarter of 2013, the expense reversed, and replaced with 120 preferred shares with a fair value of $300,000.

The majority of the consultants are being paid through the issuance of common stock. Such consulting services include, but are not limited to accounting, legal, business development, SEC reporting, investor relations and mergers and acquisitions. The additional consultant expense for the period ending September 30, 2013 as compared to September 30, 2012, was for shares issued to consultants as signing bonuses for agreeing to serve in executive and director positions with the Company going forward, as well as increased legal fees. The common stock was issued at the markets closing price on the day of issuance.

We realized a net loss of $200,068 and a net loss $2,150,168 for the three and six months ended September 30, 2013, compared to a net loss of $9,386,347 and a net loss $9,739,201 for the three and six months ended September 30, 2012.

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

Not applicable to small reporting companies.

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

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period September 30, 2013, the Company issued an aggregate of 32,000,000 shares of its common stock, to note holders pursuant to the original terms of the Convertible Debentures.

During the period September 30, 2013 the Company issued 19,240,000 shares of its common stock for services to various consultants.

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

INOLIFE TECHNOLOGIES, INC.

Dated: August 15, 2014	By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 15, 2014	By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

