Form 10-Q
period 2014-06-30
INOLIFE TECHNOLOGIES, INC.
filed 2014-08-19
CIK 1297965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

PART I – FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$103	3
Prepaid Expenses	-	-

Total Current Assets	$103	3

TOTAL ASSETS	$103	3

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$870,174	787,873
Accrued management fees, related party	946,924	684,788
Accrued consulting fees	65,200	52,500
Accrued employer taxes	101,734	280,149
Accrued interest	199,830	190,365
Convertible notes payable	550,829	550,829
Derivative Liability	228,000	228,000
Note payable, related party	78,959	78,959
Total Current Liabilities	3,041,650	2,853,463
TOTAL LIABILITIES	3,041,650	2,853,463

Commitments and Contingencies

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value
132,774 and 213,322 issued and outstanding, respectively	52	2
Preferred Stock - Series C, par value $0.01 per share,
572 and 572 issued and outstanding, respectively	6	6
Common stock: 5,000,000,000 authorized; $0.00001 par value
220,080,492 and 40,040,492 issued and outstanding, respectively	2,235	1,000
Additional paid in capital	7,639,789	7,330,423
Accumulated deficit	(10,683,629)	(10,184,892)
Total Stockholders' Deficit	(3,041,547)	(2,853,461)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$103	3

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Three months ended
	June 30,
	2014	2013
		(Restated)
Revenues	$-	$-

Operating Expenses
Professional fees	199,250	1,956,008
Management expenses	283,800	146,000
Selling, general and administrative expense	6,222	29,469
Total operating expenses	489,272	2,131,477

Net loss from operations	(489,272)	(2,131,477)

Other income (expense)
Interest expense	(9,465)	(22,925)
Gain on debt forgiveness	-	-
Other Income	0	-
Change in fair value of derivative	-	137,344
	(9,465)	114,419
Loss before provision for taxes	(498,736)	(2,017,057)

Provision for income taxes	-	-

Net loss	$(498,736)	$(2,017,057)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	158,367,451	201,210,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE Technologies, Inc.

Consolidated Statements of Cash Flows

	3 months ended June 30, 2014	3 months ended June 30, 2013
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(498,736)	$(2,017,057)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative	-	(137,344)
Common stock issued in exchange for services	310,548	1,840,202

Changes in assets and liabilities:
(Increase) Decrease in prepaid expense	-	40,313
Increase (Decrease) in accounts payable	82,402	50,834
Increase(Decrease) in accrued liabilities	(165,715)	49,742
Increase(Decrease) in Management fess	262,136	146,000
Increase(Decrease) in note payable to related parties	-	16,096
Increase(Decrease) in accrued interest	9,465	11,214
Net Cash Used in Operating Activities	$100	$0

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:

Net Cash Used in Investing Activities	-	-

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

Net Cash Provided by (Used for) Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	100	0
CASH AT BEGINNING OF PERIOD	3	-
CASH AT END OF PERIOD	$103	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for interest	-	-
Cash Paid for taxes	-	-
Common Stock issued for services	310,548	1,840,202
Common Stock issued upon conversion	-	28,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. Events occurring subsequent to June 30, 2014 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three months ended June 30, 2014.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, which were filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2014.

The condensed consolidated balance sheet at March 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended June 30, 2014 and 2013 have been made.

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

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and exclude shares that would have an anti-dilutive effect. The Company did not consider any potential common shares in the computation of diluted EPS as of June 30, 2014 and 2013, due to the loss from operations, as they would have an anti-dilutive effect on EPS.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets, resulting in no deferred tax assets or liabilities recognized as of June 30, 2014 and 2013.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at June 30, 2014 and March 31, 2014:

	Due Date	Interest	June 30, 2014	March 31, 2014

E-Lionheart	2/3/2012	8%	203,960	203,960
Longside Ventures	various	various	269,269	269,269
Orchid	5/12/2012	0%	37,600	37,600
Just Marketing	Demand	10%	40,000	40,000
			550,829	550,829

The Company has evaluated their convertible notes for embedded derivative features and has determined that in several of the notes a derivative liability is necessary to recognize. These notes contain a conversion feature which includes a “reset” provision, whereby the conversion rate would be reset should there be future equity sales at a price less than the conversion rate in effect at the time. Therefore, the conversion feature is required to be bifurcated and accounted for under derivative accounting, and remeasured each period end, with any changes in the fair value of the derivative to be recognized in income. All the notes which contained the reset provision were entered into during the year ended March 31, 2012. The original fair value of the derivative liability at inception totaled $456,719. During the three months ended June 30, 2014 there was no change in fair value of the derivative liability. During the three months ended June 30, 2013 there was a reduction in the derivative liability of $137,344 due to the reduction of the related notes principal balances, which was recognized as a separate line item on the accompanying Statement of Operations. The fair value of the derivative liability as of both June 30, 2014 and March 31, 2014, has been determined to be $228,000. Derivative liabilities were valued using a probability based weighted-average Black-Scholes-Merton valuation with the following assumptions:

	June 30, 2014	March 31, 2014

Risk-free interest rate	0.03%	0.03%
Expected volatility	100%	100%
Expected life (in years)	0	0
Expected dividend yield	0.00%	0.00%

At June 30, 2014 and March 31, 2014 the accrued interest on all notes is approximately $51,000 and $41,500, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

On June 2, 2014, the Company issued 5,000,000 shares of its Series B Preferred Stock (“PS”) to the CEO, who is also one of the founders and majority shareholders of the Company. The PS is convertible into common stock six months after issuance, at a mathematical calculation, which as of issuance represented a 1 PS to 250,000 common stock conversion ratio. The PS has been recognized as a distribution of capital, which resulted in no impact on additional paid in capital.

NOTE 5 – COMMON AND PREFERRED STOCK

Please see Note 4 for a discussion of Preferred Stock issued to related parties.

On June 2, 2014 the Company issued 205,000,000 shares of its common stock and 200,000 of its Series B Preferred Stock (“PS”) for services to various directors and officers of the Company, and attorneys. The fair value of the common stock was $307,500, which was determined using the market price of the Company’s common stock on the date of issuance. The PS is convertible into common stock six months after issuance, at a mathematical calculation, which as of issuance represented a 1 PS to 250,000 common stock conversion ratio. Each share of PS shall have ten votes for any vote placed before the shareholders of the Corporation. As the PS is convertible into such a large block of common stock, the Company determined the fair value of the underlying shares issuable upon conversion was not an appropriate valuation method, and did not result in a reasonable compensation expense. The Company determined instead that the relationship of the PS to the common stock demonstrated by the ten to one voting power was a more sound basis for the calculation of the fair value of the PS based on the fair value of the common shares. This resulted in recognition of the PS with a fair value of $3,050.

The PS was analyzed for any derivative accounting issues which might require bifurcation from the host instrument, and the conversion feature was identified as the only embedded derivative. As the PS is clearly and closely related to the conversion feature, in that both have economic characteristics and risks that are considered those of an equity instrument, the conversion feature does not qualify for bifurcation.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital at June 30, 2014. Due to the limited operating history and limited operations, the Company will require additional working capital to survive. If the funds the Company has are not sufficient, it will also consider bank loans and additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or will be available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be able to continue as a going concern.

NOTE 7 – RESTATEMENT

As filed previously, the Company restated the year ended March 31, 2013 and the interim period of September 30, 2013. Several of the issues requiring restatement impact the period ending June 30, 2013. As the accompanying consolidated financial statements were prepared for review, it was noted that there were several clerical errors, and the financial statements as originally filed did not agree to the Company’s accounting records. Therefore, a portion of the restatement cannot be identified as due to certain transactions which were incorrectly recognized in the original financial statements. A majority of the difference between the financial statements as originally filed and included herein can be attributed to previous period’s restatements, as disclosed in the Form 10K for the years ended March 31, 2014 and 2013, and their impact going forward. These restatement entries have been identified below, with the remaining differences attributed to clerical error.

The Company identified errors impacting the accompanying financial statements as follows:

Through March 31, 2013:

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

Through June 30, 2013:

•	Certain shares issued to consultants and directors were incorrectly valued at par, and have been restated to recognize the fair value of the shares issued.

•	The derivative liability (which had not been recognized on the original financial statements) was remeasured as of the end of the period, with the change in fair value recognized in earnings.

•

During the three months ended June 30, 2013 the Company extinguished several Convertible Debentures and accounts payable, in the amount of approximately $183,000 including accrued interest, without formal agreements for the forgiveness of debt. These amounts were reinstated, with interest for the three months ending June 30, 2013 being properly accrued.

INOLIFE TECHNOLOGIES, INC.

Consolidated Statements of Operations

			Change in fair
		To reverse	value of
	June 30,	extinguishment	derivative	Consulting	Clerical	June 30,
	2013	of debt	liability	agreements	errors	2013
	As originally filed					As Restated
Revenues	$-					-

Operating Expenses
Professional fees	1,426,677			675,331	(146,000)	1,956,008
Managment expenses					146,000	146,000
Selling, general and administrative expense	29,469					29,468
Total operating expenses	1,456,146					2,131,476

Net loss from operations	(1,456,146)					(2,131,476)

Other income (expense)
Interest expense	(3,048)	(19,877)				(22,925)
Gain on debt forgiveness	183,391	(183,391)				-
Miscellaneous expense	0					-
Change in fair value of derivative	0		137,344			137,344
	180,343					114,419
Loss before provision for taxes	(1,275,803)					(2,017,057)

Provision for income taxes	-					-

Net loss	$(1,275,803)					(2,017,057)

Basic and diluted loss per share	$(0.01)					(0.01)

Weighted average number of shares outstanding	201,210,848					201,210,848

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through August 18, 2014 (the issue date of the financial statements) and concluded that the following additional subsequent events have occurred that require recognition in the financial statements or disclosure in the notes to financial statements.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited. As a result, we realized no revenue during the period ended June 30, 2014.

The largest expense during the three months ended June 30, 2014 and 2013 was for professional fees. The expense related to professional fees was approximately $483,000 and $2,102,000 for the three months ended June 30, 2014 and 2013, respectively. Included in the professional fees for the three months ended June 30, 2014, the officers and directors of the Company received approximately $283,750 in issuances of Preferred and Common shares, with an additional $104,250 issued to attorneys. Another $82,500 was accrued for accounting and consulting fees related to the annual financial statements included in the Form 10K filed and other SEC filings.

The additional professional fees expense for the period ending June 30, 2013 as compared to June 30, 2013, was for shares issued to consultants as signing bonuses for agreeing to serve in executive and director positions with the Company going forward, as well as increased legal fees. The common stock was valued at the markets closing price on the day of issuance, which was $0.22 per share on June 4, 2013 as compared to $0.0015 on June 2, 2014.

We realized a net loss of approximately $499,000 for the three months ended June 30, 2014, compared to net loss of approximately $2,017,000 for the three months ended June 30, 2013.

Liquidity and Capital Resources

At June 30, 2014 we have a cash position of approximately $100. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors. As a result, through June 30, 2014, we had used all of our funds for our operations.

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%. The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company's common stock. As of June 30, 2014, there were approximately $551,000 of convertible notes payables.

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

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of June 30, 2014, our directors and executive officers as a whole, beneficially own approximately 197,000,000 shares of our common stock, and all of our Preferred Stock. The above-described significant stockholders will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for small business issuers

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

With respect to the period ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2014, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2014 the Company issued 205,000,000 shares of its common stock for services to various directors and officers.

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

INOLIFE TECHNOLOGIES, INC.

Dated: August 18, 2014	By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 18, 2014	By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

