Form 10-Q
period 2014-09-30
INOLIFE TECHNOLOGIES, INC.
filed 2014-11-19
CIK 1297965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

As of November 13, 2014 the shares outstanding of the registrant’s common stock is 567,530,492.

PART I – FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INOLIFE TECHNOLOGIES, INC.

Consolidated Balance Sheets

	September 30,	March 31,
	2014	2014

ASSETS
Current Assets
Cash and cash equivalents	$103	3
Prepaid Expenses

Total Current Assets	103	3

TOTAL ASSETS	$103	3

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$850,575	787,874
Accrued management fees, related party	1,024,424	684,788
Accrued consulting fees	77,700	52,500
Accrued employer taxes	107,663	280,149
Accrued interest	209,294	190,365
Convertible notes payable	550,829	550,829
Derivative Liability	228,000	228,000
Note payable, related party	78,958	78,959
Total Current Liabilities	3,127,443	2,853,464

TOTAL LIABILITIES	3,127,443	2,853,464

Commitments and Contingencies

Stockholders' Deficit
Preferred stock: 100,000,000 authorized; $0.00001 par value 132,774 and 213,322 issued and outstanding, respectively	52	2
Preferred Stock - Series C, par value $0.01 per share, 572 and 572 issued and outstanding, respectively	6	6
Common stock: 5,000,000,000 authorized; $0.00001 par value 519,280,492 and 40,040,492 issued and outstanding, respectively	2,725	1,000
Additional paid in capital	7,669,299	7,330,423
Accumulated deficit	(10,799,422)	(10,184,892)
Total Stockholders' Deficit	(3,127,340)	(2,853,461)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$103	3

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$-	$-	-	$-

Operating Expenses
Professional fees	22,900	24,095	222,150	1,132,902
Management expenses	77,500	146,000	361,300	1,084,000
Selling, general and administrative expense	5,928	8,282	12,150	37,751
Total operating expenses	106,328	178,377	595,600	2,254,653

Net loss from operations	(106,328)	(178,377)	(595,600)	(2,254,653)

Other income (expense)
Interest expense	(9,465)	(35,902)	(18,929)	(58,827)
Gain on debt forgiveness	-	-	-	11,757
Other Income	-	14,211	-	14,211
Change in fair value of derivative	-	-	-	137,344
	(9,465)	(21,691)	(18,929)	104,485

Loss before provision for taxes	(115,793)	(200,068)	(614,529)	(2,150,168)

Provision for income taxes	-	-	-	-

Net loss	$(115,793)	$(200,068)	$(614,529)	$(2,150,168)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding	488,575,208	158,367,451	464,700,474	165,008,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Six Months Ended September 30, 2014	Six Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(614,529)	$(2,150,168)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative	-	(137,344)
Gain on debt forgiveness	-	(11,757)
Common stock issued in exchange for services	310,548	1,845,922
Beneficial conversion feature related to issuance of convertible debentures	-	20,000

Changes in assets and liabilities:
(Increase) Decrease in prepaid expense	-	53,750
Increase (Decrease) in accounts payable	92,803	19,425
Increase (Decrease) in accrued liabilities	(147,286)	36,270
Increase (Decrease) in Management fess	339,636	292,000
Increase (Decrease) in note payable to related parties	-	14,798
Increase (Decrease) in accrued interest	18,929	22,104

Net Cash Used in Operating Activities	$100	$5,000

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES :

Net Cash Used in Investing Activities	-	-

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

Net Cash Provided by (Used for) Financing Activities	-	-

NET INCREASE (DECREASE) IN CASH	100	5,000
CASH AT BEGINNING OF PERIOD	3	-
CASH AT END OF PERIOD	$103	$5,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid for interest	-	-
Cash Paid for taxes	-	-

Common Stock issued for services	310,548	1,845,922
Common Stock issued upon conversion	-	44,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INOLIFE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Consolidated Financial Statements:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) considered necessary for a fair presentation of the interim financial data have been included. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. Events occurring subsequent to September 30, 2014 have been evaluated for potential recognition or disclosure in the unaudited consolidated financial statements for the three and six months ended September 30, 2014.

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

Management believes that all adjustments necessary for a fair statement of the results of the three and six months ended September 30, 2014 and 2013 have been made.

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

Earnings Per Share:

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share include the effects of any outstanding options, warrants and other potentially dilutive securities. Basic and diluted earnings per share (“EPS”) are based on weighted-average common shares and exclude shares that would have an anti-dilutive effect. The Company did not consider any potential common shares in the computation of diluted EPS as of September 30, 2014 and 2013, due to the loss from operations, as they would have an anti-dilutive effect on EPS.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company has had significant operating losses and a valuation allowance is recorded for the entire amount of the deferred tax assets, resulting in no deferred tax assets or liabilities recognized as of September 30, 2014 and March 31, 2014.

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

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following at September 30, 2014 and March 31, 2014:

	Due Date	Interest	September 30, 2014	March 31, 2014

E-Lionheart	2/3/2012	8%	203,960	203,960
Longside Ventures	various	various	269,269	269,269
Orchid	5/12/2012	0%	37,600	37,600
Just Marketing	Demand	10%	40,000	40,000
			550,829	550,829

The Company has evaluated their convertible notes for embedded derivative features and has determined that in several of the notes a derivative liability is necessary to recognize. These notes contain a conversion feature which includes a “reset” provision, whereby the conversion rate would be reset should there be future equity sales at a price less than the conversion rate in effect at the time. Therefore, the conversion feature is required to be bifurcated and accounted for under derivative accounting, and remeasured each period end, with any changes in the fair value of the derivative to be recognized in income. During the three and six months ended September 30, 2014 there was no change in fair value of the derivative liability. During the three and six months ended September 30, 2013 there was a reduction in the derivative liability of $137,344 due to the reduction of the related notes principal balances, which was recognized as a separate line item on the accompanying Statement of Operations . The fair value of the derivative liability as of both September 30, 2014 and March 31, 2014, has been determined to be $228,000. Derivative liabilities were valued using a probability based weighted-average Black-Scholes-Merton valuation with the following assumptions:

	September 30, 2014	March 31, 2014

Risk-free interest rate	0.02%	0.03%
Expected volatility	100%	100%
Expected life (in years)	0	0
Expected dividend yield	0.00%	0.00%

At September 30, 2014 and March 31, 2014 the accrued interest on all notes is approximately $60,000 and $41,500, respectively.

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

During August 2014 the Company sold 49,000,000 of its common stock for cash consideration of $30,000. The cash proceeds were used to pay down certain accounts payable balances.

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

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has minimal operations and has negative working capital at September 30, 2014. Due to the limited operating history and limited operations, the Company will require additional working capital to survive. The Company is currently working on completing and going live with their website, through which they will market their products. The first products to be marketed will be the Stemtide Anti-Aging Products Line. Management expects revenue on these products to begin being recognized during the first quarter of fiscal 2015. If the funds the Company has are not sufficient, it will also consider bank loans and additional shareholder loans. There are no assurances that the Company will be able to obtain any of these. No assurance can be given that additional financing will be available, or will be available, will be on terms acceptable to the Company. If adequate working capital cannot be generated, the Company may not be able to continue its operations.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be able to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated all activity of the Company through November 19, 2014 (the issue date of the financial statements) and concluded that the following additional subsequent events have occurred that require recognition in the financial statements or disclosure in the notes to financial statements.

The Company raised $30,000 in cash proceeds through the sale of 48,250,000 shares of their common stock on November 3, 2014.

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

Results of Operations

Due to our continued lack of funds, our operations are very limited. As a result, we realized no revenue during the period ended September 30, 2014. The Company is expecting to begin recognizing revenue early in the next fiscal year as their website is expected to go live before December 31, 2014.

The largest expense during the three and six months ended September 30, 2014 and 2013 was for management fees. The majority of these fees were incurred in the three months ended June 30, 2014. Included in the management fees the officers and directors of the Company received approximately $283,750 in issuances of Preferred and Common shares, with an additional $104,250 issued to attorneys. $77,500 was accrued each period in accordance with the employment agreement for the CEO. Another $10,400 and $82,500, respectively, was incurred during the three and six months ended September 30, 2014 for accounting and consulting fees related to the annual financial statements included in the Form 10K filed and other SEC filings. $30,000 of these accrued fees were paid during the three months ended September 30, 2014, with the cash proceeds raised through the sale of the Company’s common shares.

The additional management fees expense for the period ending September 30, 2013 as compared to September 30, 2014, was for shares issued to consultants as signing bonuses for agreeing to serve in executive and director positions with the Company going forward, as well as increased legal fees. The common stock was valued at the markets closing price on the day of issuance, which was $0.22 per share on June 4, 2013 as compared to $0.0015 on June 2, 2014.

We realized a net loss of approximately $116,000 and $615,000 for the three and six months ended September 30, 2014, compared to net loss of approximately $200,000 and $2,150,000 for the three and six months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014 we have a cash position of approximately $100. Since we initiated our business operations in 2009, our operations have been funded primarily by the private sale of equity and debt to investors. As a result, through September 30, 2014, we had used all of our funds for our operations. However, as noted above, the Company is expecting to begin selling their products and collecting revenue in the next three to six months.

The Company has issued various convertible debentures to accredited investors with interest rates ranging from 8% to 20%. The investors can convert the principal and accrued but unpaid interest of the debentures into shares of the Company's common stock. As of September 30, 2014, there were approximately $551,000 of convertible notes payables.

We continue to actively seek investment capital. At the present time, however, we have had limited commitments from funders to provide us any additional funds. The Company raised $30,000 in cash proceeds through the sale of their common stock during the three months ended September 30, 2014, and has raised approximately $30,000 in the subsequent period.

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

Our management has significant control over our voting stock that may make it difficult to complete some corporate transactions without their support and may prevent a change in control. As of September 30, 2014, our directors and executive officers as a whole, beneficially own approximately 197,000,000 shares of our common stock, and all of our Preferred Stock. The above-described significant stockholders will have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for small business issuers.

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

With respect to the period ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2014, the Company's management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Changes in Internal Controls.

There have been no changes in the Company's internal control over financial reporting during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended September 30, 2014 the Company issued 205,000,000 shares of its common stock for services to various directors and officers, and 49,000,000 shares of its common stock was issued for cash proceeds which was used to pay accounting fees.

Item 3. Defaults upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosure.

Not applicable.

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

INOLIFE TECHNOLOGIES, INC.

Dated: November 19, 2014	By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 19, 2014	By:	/s/ Gary Berthold
Gary Berthold
Chief Executive Officer

